Form 10-K
period 2024-12-31
BJs RESTAURANTS INC
filed 2025-02-26
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the common stock of the Registrant (“Common Stock”) held by non-affiliates as of the last business day of the second fiscal quarter, July 2, 2024, was $832,760,699, calculated based on the closing price of our common stock as reported by the NASDAQ Global Select Market on such date.

As of February 24, 2025, 22,718,160 shares of the common stock of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the following documents are incorporated by reference into Part III of this Form 10-K: The Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 12, 2025.

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

FISCAL PERIODS USED IN THIS FORM 10-K

Throughout this Form 10-K, our fiscal years ended December 31, 2024, January 2, 2024, and January 3, 2023, are referred to as fiscal years 2024, 2023, and 2022, respectively. Our fiscal years consist of 52 or 53 weeks and end on the Tuesday closest to December 31. All fiscal years presented in this Form 10-K, with the exception of fiscal year 2022, consisted of 52 weeks. Additionally, all quarters, with the exception of the fourth quarter in fiscal year 2022, consisted of 13 weeks. Fiscal year 2022 consisted of 53 weeks, with a 14-week fourth quarter; therefore, all financial references to fiscal year 2022 assume 53 weeks of operations, unless noted otherwise.

ITEM 1. BUSINESS

INTRODUCTION

BJ’s Restaurants is a leading full-service restaurant brand differentiated by a high-quality, varied menu with compelling value, a dining experience that offers our customers (referred to as “guests”) best-in-class service, hospitality and enjoyment, in a high-energy, welcoming and approachable atmosphere. BJ’s is a national restaurant chain that, as of February 26, 2025, owns and operates 218 restaurants located in 31 states.

The first BJ’s restaurant opened in 1978 in Orange County, California, and was a small sit-down pizzeria that featured Chicago style deep-dish pizza with a unique California twist. In 1996, we introduced our proprietary craft beers and expanded the BJ’s concept to a full-service, high-energy restaurant when we opened our first large format restaurant with an on-site brewing operation in Brea, California. Today our restaurants feature a broad menu with approximately 100 menu items designed to offer something for everyone including: slow roasted entrees such as prime rib, EnLIGHTened Entrees® such as our Cherry Chipotle Glazed Salmon, our original signature deep-dish pizza, and the world-famous Pizookie® dessert. We also offer our award-winning BJ’s craft beers, which are produced at four in-house brewing facilities, two standalone brewpubs and by independent third-party brewers using our proprietary recipes, alongside a full bar featuring innovative cocktails.

Our Internet address is https://www.bjsrestaurants.com. Electronic copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are available, free of charge, by visiting the “Investors” section of our website. We caution that the information on our website is not part of this or any other reports we file with, or furnish to, the SEC.

BUSINESS STRATEGY

We compete in the full-service segment of the domestic restaurant industry, which is a large, highly fragmented segment with estimated annual sales in the $100+ billion range. We believe that the BJ’s restaurant concept offers consumers a high quality, contemporary, full-service dining experience in a high-energy environment, with a diversified menu and a best-in-class bar statement. Our primary business objective is to increase our market share in the full-service restaurant industry by consistently delivering on our “Gold Standard of Operational Excellence” promise to our guests, which is our genuine commitment to take pride in passionately connecting with every guest on every visit, through flawless and relentless execution of every detail, during every shift, to create and keep fanatical fans of BJ’s. We believe that by delivering upon this commitment to our guests, while continuing our national restaurant expansion program, we create the best opportunity to generate significant repeat business and capture additional market share.

While our core strategy has remained consistent, we are always striving to evolve and enhance our guests’ experience. Our Gold Standard of Operational Excellence is focused on the following key areas that help differentiate BJ’s from other full-service restaurants:

•
High-Energy Atmosphere and Facilities – We believe that one of our greatest competitive differentiators is the design, ambiance and energy of our restaurants, which feature a signature bar statement, making them a destination for our guests to spend quality time with friends and family. As part of our competitive positioning as a polished full-service concept, our restaurants have finishes consistent with upscale full-service concepts, including high ceilings and large televisions which can be viewed from any seat and provide the comfort of a restaurant and the energy of a bar. Additionally, we use a variety of higher quality guest touchpoints, including distinctive glassware to fit the beer or beverage style and linen napkins not generally found in “mass-market” full-service restaurants. In 2022, we started a remodel initiative to ensure that our restaurants maintain their contemporary look and feel. The initiative has several different remodel iterations depending on the age and condition of the restaurant. To date, we have remodeled approximately 70 of our older restaurants, and we plan to continue remodeling selected restaurants in 2025.
•
Broad and Distinctive Menu – BJ’s culinary and menu strategy centers around serving guests craveable food and beverage items that are familiar, yet add a brewhouse twist that makes them unique and differentiated. Our concept includes menu options that meet our guest’s preferences for any dining occasion, and our menu items are created by our talented culinary team and prepared to order in our restaurants using high-quality ingredients. Our menu features a wide variety of choices, ensuring there’s something for everyone, and we are able to modify nearly every menu item to satisfy any guest's request to ensure it is “made their way.” We evaluate our menu offerings and prices two to three times a year in addition to offering seasonal or limited time only menu items throughout the year. Building on our early pizza legacy, we offer almost 20 signature flavors of pizza and made-to-order combinations in tavern-cut and deep-dish styles. Our hand-pressed deep-dish pizza dough is double proofed – which means it rises twice – elevating its presentation and taste. We also offer slow roast large format proteins including prime rib, double bone-in pork chops and tri-tip sirloin, as well as our better-for-you EnLIGHTened Entrees®.
•
Award Winning, Proprietary Craft Beer – All of our restaurants feature BJ’s award-winning craft beer, which showcases the quality and care of the ingredients used at BJ’s. Our high-quality, craft beer further elevates BJ’s from many other restaurant concepts and complements our broad menu. Since 1996, our beers have earned 267 medals at different beer festivals and events, including 39 medals at the Great American Beer Festival and 13 medals at the World Beer Cup. We offer 12 year-round signature BJ’s beers and one or more rotating seasonal BJ’s beers on tap at any one time. We also offer a signature hard cider and approximately 20 domestic, imported and “guest” craft beers on tap, in addition to a selection of bottled beers. Additionally, our restaurants offer our craft beer and cider for take-out in cans or growlers, where legally permitted. Our expansive and unique beer offerings are intended to enhance BJ’s competitive positioning as a leading craft beer retailer in full-service dining. We also offer our BJ’s Brewhouse Beer Club throughout most of California. Our club is a subscription service, which features special and unique beer from BJ’s brewers and restaurant traffic-driving perks that are only available to club members.
•
Everyday Value Proposition – We strive to offer great everyday value throughout our menu, with diverse price points and unique flavor profiles. Our menu entrées, excluding our promotional specials, generally range in price from $8.99 to $34.99. We also offer Daily Brewhouse Specials, which feature some of our most iconic food and drink items at a lower price, as well our weekday Pizookie Meal deal and happy hour offerings, where permitted, to reinforce our everyday value proposition. Additionally, we offer a series of take-out and delivery specific Family Meals and Bundles that serve 4 to 6 guests. These packages start at $45.00, make it easy to order for a family or larger group, and further enhance our value proposition. Our average per-guest check during fiscal 2024, including beverages, increased from approximately $21.50 in 2023 to approximately $22.50 in 2024, and was impacted by changes in our sales mix, higher item incidence per guest and menu price increases to help mitigate higher costs from inflationary pressures.
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
•
Technology at the Right Time – Time is a finite resource for our guests, and we believe that by promptly being attentive to every detail, we can optimize our guests’ enjoyment when they choose to dine with us. Our handheld ordering tablets improve our pace and productivity, including reducing the time it takes to deliver the first drink or food item to our guests. The tablets have resulted in an improved guest experience and driven higher incident rates for beverages, appetizers and desserts. Additionally, our BJ’s mobile application allows our guests to use their smartphones to order ahead, add their name to our waitlist, pay at the table and manage their loyalty account, among other things. Through our digital order tracker, contactless curbside pickup with short message service (“SMS”) text, email technology, and automated wait list we keep our guests informed of their menu order and allow them to notify the restaurant when they arrive. We were also one of the first in full-service dining to utilize the quick response (“QR”) code and Wi-Fi geolocation technologies for both menu browsing and mobile payment to provide a touchless experience for guests who dine at our restaurants.
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

HUMAN CAPITAL

As of December 31, 2024, we employed approximately 21,000 team members at our 218 restaurants. We also employed approximately 230 team members at our Restaurant Support Center in Huntington Beach, California and in field supervision positions around the country, whose primary goal is to provide gold standard support to our restaurant teams so they can focus on serving our guests. Approximately 17% of our hourly restaurant team members provide their services on a full-time basis, as defined by the Affordable Care Act. We actively work to ensure positive team member relations and a respectful workplace, frequently reinforcing the high ethical and professional standards set forth in our Code of Integrity, Ethics and Conduct which we believe should guide every decision we make. Currently, no unions or collective bargaining arrangements are in place at our Company.

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

We strive to be an inclusive brand that reflects the diversity of our communities and provides equal opportunity and access for all of our team members to develop and advance within our Company. As of December 31, 2024, approximately 47% of our team members are female and, of our team members who indicated a racial or ethnic identity, or whose racial or ethnic identity can otherwise be determined, approximately 61% are from under-represented racial or ethnic communities.

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

In addition, IDEA hosts periodic educational meetings with outside expert speakers and has created a resource center and an internal intranet page for team members designed to support education and awareness and to celebrate our differences.

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

To win and retain our talent, we recognize we must maintain a workplace culture that encourages behaviors aligned with our values, helps our team members fulfill their career aspirations, and engages them throughout their careers. We offer our part-time team members benefit offerings, flexible hours with the ability to easily trade shifts, free or discounted meals depending on their position, and growth opportunities into management. In furtherance of this goal, we invest significant resources to retain and develop our talent. We offer a variety of career development resources to help develop, grow and enable team members to make the most of their careers at the Company, including an Emerging Leader Program to promote management readiness in our hourly team members, a Career Development Conference for managers within their first or second year with the Company, and a Leadership Development Conference to develop emerging General Managers, Managing Directors and Directors of Operations. We leverage a learning management system with numerous on-line resources for team member development, performance management and talent planning. We strive to ensure that advancement opportunities are transparent and equitable. We also host an annual General Manager Conference, which gives our General Managers, field supervision team and select Restaurant Support Center team members the opportunity to connect and learn in person, as well as regularly scheduled quarterly manager calls and Restaurant Support Center meetings.

Team Member Wellbeing Initiatives

We focus on providing health and financial wellbeing offerings that attract, retain, and engage BJ’s talent. We provide an Enlightened Living Wellbeing Program that offers educational resources that inspire participation in preventive care and wellbeing activities. Along with a variety of traditional benefit offerings, 401k and deferred compensation programs, and paid time off, we provide a variety of complimentary benefits and resources to support team members’ physical and mental health. This includes health and life assistance programs to our team members to provide counseling services, advocacy and billing support, and referrals, discounted fitness memberships, and an on-site fitness center at our Restaurant Support Center, among other services.

Team Member Safety

Throughout fiscal 2024, we have continued to comply with state and local government regulations and health recommendations, as applicable, to promote guest and team member wellness and to maintain clean restaurants. We remain vigilant and may reinstate any of the additional safety or health and wellness precautions that were instituted during the pandemic if public health conditions worsen in any of our service areas or future government regulations require us to do so.

We also continuously encourage our team members to speak up about safety matters. Our commitment to safety and culture is maintained through our open-door policy and empowering our team members to utilize our anonymous Team Member Hotline, without fear of retaliation, if they have any concerns about how they or others are treated. We also have an IDEA email address for team members to use if they have any ideas to improve our culture inclusion and belonging, and we have a “Killer Ideas” email address for team members to use to offer innovative ideas about how to improve our business.

Philanthropy

At BJ’s, we believe it is important to give back to the communities we serve and to do more good things for more people. Our Foundation, which is a 501(c)(3) qualified non-profit charitable organization, established in 2006, is principally dedicated to supporting charities benefiting children’s healthcare and education. Three of our current executive officers, our former Chairman of the Board of Directors, and our retired Executive Vice President of Operations serve on the Foundation’s eight-person Board of Directors. Our commitment to supporting humanitarian causes is exemplified by our “Cookies for Kids” program, which was created in 1998 and continues to be the heart of BJ’s continued financial support of the Cystic Fibrosis Foundation (“CFF”), to which millions of dollars have been donated throughout the years. We also promote national campaigns for the Alzheimer’s Association in June and No Kid Hungry in October, which give our guests the opportunity to donate to these charities when they dine with us. Additionally, in 2024, we brought back our craft beer for a cause, BJ’s CureVezaTM Mexican-Style lager. This year, we partnered with Pediatric Cancer Research Foundation and, once again, donated 25 cents for every pint brewed.

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

We have retained a third-party consultant to assist us in measuring our emissions and developing additional programs to reduce our overall carbon footprint. Our Human Rights and Labor Rights Policy, Environmental Stewardship Policy, Food and Personal Safety and Quality Policy, Animal Welfare Policy, and Vendor Partner Compliance Program confirm our focus on taking care of our people, communities, stakeholders and planet. More information on our environmental stewardship efforts is available on our website at: https://investors.bjsrestaurants.com/governance/governance-documents/default.aspx

EXECUTIVE OFFICERS

The following table sets forth certain information concerning our executive officers and other members of the executive leadership team as of February 26, 2025:

Name	Age	Position
C. Bradford Richmond	66	Interim Chief Executive Officer and Director
Lyle D. Tick	49	President and Chief Concept Officer
Brian S. Krakower	54	Executive Vice President and Chief Information Officer
Gregory S. Lynds	63	Executive Vice President and Chief Development Officer
Kendra D. Miller	50	Executive Vice President, General Counsel and Corporate Secretary
Christopher P. Pinsak	60	Executive Vice President and Chief Restaurant Operating Officer
Thomas A. Houdek	44	Senior Vice President and Chief Financial Officer
Alexander M. Puchner	63	Senior Vice President, Brewing Operations

C. BRADFORD RICHMOND has served as our Interim Chief Executive Officer since August 2024, and as a member of our Board of Directors since February 2024. From 2006 to 2015, Mr. Richmond served as Chief Financial Officer of Darden Restaurants, Inc. (NYSE: DRI) (“Darden”), the largest casual dining restaurant company in the United States featuring a portfolio of brands that include Olive Garden, LongHorn Steakhouse, and Cheddar’s Scratch Kitchen. Prior to that, he served as Corporate Controller of Darden from 2005 to 2006. Mr. Richmond also previously held executive-level finance and strategic planning roles at Red Lobster and Olive Garden and served as a senior auditor at Price Waterhouse & Co. Mr. Richmond served on the Board of Directors of Coast Entertainment Holdings Limited (ASX: CEH) from September 2017 to November 2024.

LYLE D. TICK has served as our President and Chief Concept Officer since September 2024. He previously served as President and Chief Executive Officer of On the Border Mexican Grill & Cantina from December 2023 to August 2024, and as Brand President of Buffalo Wild Wings (Inspire Brands family of restaurants) from 2018 to 2023. From 2016 to 2018, Mr. Tick served as Managing Director of Boots Retail USA for Walgreens Boots Alliance, and in global and North American marketing leadership roles at Bacardi from 2011 to 2015. Prior to that, Mr. Tick served in various executive leadership roles at marketing and advertising agencies, including at J. Walter Thompson, Gotham, and McGarryBowen.

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

CHRISTOPHER P. PINSAK has served as our Executive Vice President and Chief Restaurant Operations Officer since September 2024. He previously served as our Senior Vice President of Operations from January 2010 until September 2024. Prior to that, he served as our Regional Vice President of Operations from November 2004 to December 2009. From November 2000 to October 2004, Mr. Pinsak was employed by Wood Ranch BBQ & Grill, where he served as Director of Operations. From July 1987 to October 2000, Mr. Pinsak was employed by Brinker International, Inc., where his last position was Area Director of the Chili’s Grill & Bar concept.

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

RESTAURANT OPERATIONS

At BJ’s, we take pride in our ability to generate exceptional guest traffic per square foot, compared to many other full-service concepts. Our success is rooted in our commitment to running restaurants with “quality fast” efficiency, especially during peak dining hours, ensuring every guest receives outstanding service.

Each BJ’s location is led by a dedicated management team, typically consisting of a General Manager, an Executive Kitchen Manager, and three to five additional managers, tailored to the restaurant’s sales volume. The General Manager spearheads daily operations, overseeing everything from staffing and training to driving sales and profitability. Meanwhile, the Executive Kitchen Manager ensures culinary excellence, handling food preparation, inventory, purchasing, and kitchen labor, all while mentoring the kitchen team.

Our new restaurant managers undergo a rigorous 10-week advanced management training program, covering every facet of restaurant operations, from hospitality to business acumen. This program is directed by our Vice President of Talent Acquisition and Development and supported by our field supervision team. Additionally, all hourly team members participate in a structured onboarding process, guided by experienced team member instructors, to master their roles and deliver exceptional service.

The operational structure at BJ’s ensures seamless communication and support across all levels. General Managers report to Directors of Operations or Area Vice Presidents, who, in turn, report to a Vice President of Operations. At the helm is our

Executive Vice President and Chief Restaurant Operations Officer, who oversees restaurant operations, facility management, new openings, and the integration of strategic initiatives. Complementing this leadership is our kitchen operations team, led by the Vice President of Culinary and Kitchen Operations, and our Senior Vice President of Culinary and Kitchen Operations, who champion food quality, safety, and kitchen efficiency while coaching and mentoring our culinary leaders.

Each of our restaurants typically employs approximately 100 hourly team members, many of whom work part-time. We strive to cultivate a fun, premium full-service atmosphere staffed by passionate, skilled, and enthusiastic individuals who embody our commitment to excellence on every shift. Our restaurants are generally open daily from 11:00 a.m. to midnight, with the exception of Thanksgiving and Christmas. We offer an array of services to enhance the guest experience, including takeout, delivery, online ordering, curbside pickup, call-ahead waitlists, and reservations for large parties. Whether dining in or enjoying a meal at home, we aim to provide every guest with a seamless and memorable experience.

RESTAURANT SITE SELECTION AND EXPANSION OBJECTIVES

We are constantly evaluating ways to reduce construction costs and to further enhance unit productivity and efficiency. We seek to secure high-quality, high-profile locations for our restaurants, which we believe have the ability to draw guests from a larger area than most “mass market” full-service chain restaurants. Since BJ’s has proven that it can be successful in a variety of locations (suburban shopping areas, retail strip centers, lifestyle centers, and entertainment centers – either freestanding or in-line) and in a variety of income demographics, we can be highly selective and flexible in choosing suitable locations. We prefer to open our restaurants in mature trade areas with dense populations. We generally target geographic regions that allow us to build multiple restaurants in those areas. This “clustering” approach provides economic benefits including lower supply and distribution costs, improved marketing efficiencies, management supervision leverage and increased brand awareness.

We typically enter into operating leases for our locations for periods ranging from 10 to 20 years and obtain lease extension options in most instances. Our lease payment terms vary from lease to lease but generally provide for the payment of both minimum base rent and contingent (percentage) rent based on restaurant sales. We sometimes purchase the land underlying certain restaurant locations if it becomes available and, in many cases, we subsequently enter into sale-leaseback arrangements for land parcels that we have purchased. It is not our current strategy to own a large number of land parcels that underlie our restaurants.

TARGETED NEW RESTAURANT ECONOMICS

Our fiscal 2024 restaurant prototype averaged approximately 7,500 square feet with seating for as many as 250 guests with a targeted all-in net construction cost of approximately $6.0 million, including what was reimbursed to us by our landlords in the form of tenant improvement allowance incentives. We are developing a new smaller prototype for future restaurant development. This new prototype is expected to maintain a similar number of guest seats, feature an improved bar statement, better hospitality and speed, more efficient labor as well as other restaurant expenses and a lower investment cost. In fiscal 2025, we are targeting an all-in net construction cost of approximately $6.0 million per restaurant, after landlord tenant improvement allowance incentives. The gross cost of our restaurants may vary due to a variety of factors and could be greater or less than the targeted amounts due to geographic location, site work, trade labor costs and commodity inflation for building materials, such as lumber, steel and copper, among many other factors. Potential restaurant locations may not have a tenant improvement allowance available, and such allowance, when available, will vary in amount. In selecting sites for our restaurants, an important objective is to earn a suitable rate of return on our investment that exceeds our cost of capital. However, this return usually cannot be meaningfully measured until our restaurants reach their mature sales and profitability levels. Maturation periods vary from restaurant to restaurant, but generally range from two to five years. We currently target an approximate blended 15% to 20% return on our net cash invested to build a new restaurant, as well as total capital invested. Net cash invested includes our capital less tenant improvement allowances or proceeds from the sale of the underlying land, and total capital invested includes our net cash invested and a factor for the landlord’s invested capital (based on a capitalized value of minimum rents to be paid to the landlord) for each group of new restaurants to be opened each year, measured once the restaurants reach their mature level of operations.

The return-on-investment targets for our restaurant operations do not include any allocation of opening costs, field supervision and corporate support expense, non-cash items such as depreciation, amortization, equity-related compensation expense, interest expense and income taxes, and do not represent a targeted return on our common stock. There can be no assurance that any new restaurant opened will have similar operating results to those of established restaurants. Actual results usually differ from targeted results, and such differences may be material. We generally target our new restaurants to achieve average annual sales at maturity of at least $6.5 million and an average “four wall” estimated operating cash flow margin in the range of 15% to 20% after all occupancy expenses.

It is common for full-service restaurant locations to initially open with sales volumes well in excess of their sustainable run-rate levels. Given this initial “honeymoon” sales period, it may take up to three years until a new restaurant’s sales eventually settle at a more predictable and sustainable level. Additionally, all of our new restaurants usually require a year or longer after opening to reach their targeted restaurant-level operating profit due to cost of sales and labor inefficiencies commonly associated with opening more complex full-service restaurants.

RESTAURANT OPENING EXPENSES

Restaurant opening expenses (also referred to as “preopening” expenses) include incremental out-of-pocket costs that are directly related to the openings of new restaurants. We expense preopening costs as incurred in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). As a result of the more complex operational nature of our “casual plus” restaurant concept compared to that of a typical full-service chain restaurant, the preopening process for our new restaurants is more extensive, time consuming and costly. The preopening expense for one of our restaurants usually includes costs to compensate an average of six to eight restaurant management team members prior to opening; costs to recruit and train an average of 150 hourly restaurant team members; wages, travel and lodging costs for our opening training team and other support team members; costs to practice service activities; and straight-line minimum base rent during the construction and in-restaurant training period.

Our preopening expense averaged approximately $0.7 million per new restaurant in fiscal 2024. We usually incur the most significant portion of preopening costs within the two-month period immediately preceding a restaurant’s opening. Preopening costs can fluctuate significantly from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

BREWING OPERATIONS

Our internal brewing operations originated in 1996 with the opening of the first large format location in Brea, California, which included our first on-site brewing operation. We currently have four restaurants with in-house brewing facilities and two stand-alone brewpubs located around the country. We also utilize qualified independent third-party brewers to produce our beer, using our proprietary recipes. Our brewing operations are typically staffed with a head brewer and assistant brewers, who report to a brewing director. The brewing operations team analyzes each batch of BJ’s branded beer in internal laboratories, and we periodically send samples to an independent laboratory for quality control testing purposes.

We currently believe a combination of internal brewing and larger-scale independent third-party brewing represents the optimal production method for our craft beers as we continue the national expansion of our restaurants. This approach allows us to get the benefits provided by brewing beer in larger batches, yet also provides us the flexibility to allow our brewing operations to focus on specialty, seasonal and research and development beers. During fiscal 2024, we internally brewed approximately 76% of our branded craft beers, with approximately 56% of this amount brewed in our Temple, Texas brewpub locations. We also produce proprietary non-alcoholic craft sodas that are sold in our restaurants. Our handcrafted soda flavors include root beer, ginger beer, vanilla cream, orange cream and black cherry.

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

MARKETING AND ADVERTISING

Our marketing strategy is designed to foster brand awareness, deepen guest engagement, and drive visit frequency through a mix of digital innovation, localized outreach, and in-restaurant experiences. Our key objectives include increasing visit frequency among existing guests while building awareness and cultivating new brand fans. By integrating digital innovation, localized outreach, earned marketing, and personalized guest engagement, our holistic strategy positions BJ’s to remain competitive while delivering superior food, hospitality, and memorable dining experiences.

Integrated Marketing and Media Strategies

We utilize a strategic mix of linear TV, connected TV, and digital video in key markets to build awareness and consideration. Digital channels, including social media, pay-per-click advertising, and search marketing play a critical role in engaging audiences across all markets. Signature offerings like the Pizookie® dessert and the Lucky Ducky cocktail that consistently generate “buzz” on social platforms, solidify our reputation for crave-worthy menu items. To amplify this momentum, we partner with influencers who align with our brand values, leveraging their platforms to showcase our products and generate excitement. Additionally, we engage in earned marketing through public relation efforts, spotlighting our unique products and brand story to drive broader awareness and credibility.

Local Restaurant Marketing

Our restaurants execute creative, community-based initiatives to connect with local guests, often participating in charitable, civic, and cultural programs. These efforts underscore our role as a neighborhood gathering place and foster lasting relationships within the communities we serve.

In-Restaurant Messaging and Promotions

In-restaurant marketing is central to our strategy, with messaging and merchandising designed to highlight limited-time offerings (“LTOs”), drive trial in key product categories, and encourage higher check averages. Seasonal and holiday campaigns inspire repeat visits, foster loyalty, and introduce guests to new menu favorites.

Loyalty and Personalization

Our BJ’s Premier Rewards Plus® loyalty program enables us to engage guests with personalized email marketing and direct communication. This program not only drives frequency but also nurtures ambassadorship, encouraging members to advocate for our brand within their networks.

Data-Driven Insights

We leverage our loyalty database alongside third-party data sources to gain a deeper understanding of guest demographics and behaviors. This enables us to create highly targeted and tailored campaigns, products, and experiences that attract new guests while delighting existing guests. An internal innovation team gathers real-time guest feedback in our restaurants, ensuring new products and experiences consistently exceed expectations.

Our marketing related expenditures were approximately 2.0%, 1.8%, and 1.7% of revenues for fiscal 2024, 2023 and 2022, respectively. We expect our marketing expenditures in fiscal 2025 to be 2.0% to 2.5% of our revenues.

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

COMPETITION

The domestic restaurant industry is highly competitive and generally considered to be mature. There are a substantial number of full-service, fast casual and quick service restaurant chains and other food and beverage service operations, that compete both directly and indirectly with us in every respect, including food quality and service, the price‑value relationship, beer quality and selection, atmosphere, suitable sites for new restaurants and for qualified personnel to operate our restaurants, among other factors. We also compete within each of our trade areas with locally-owned restaurants. We face growing competition as a result of the trend toward convergence in grocery, deli and restaurant services, particularly in the supermarket industry which offers “convenient meals” in the form of improved entrées and side dishes.

Our restaurant concept is a relatively small “varied menu” full-service competitor compared to the mature “mass market” chains. 59 of our restaurants are located in one state - California. Our overall brand awareness and competitive presence in states outside of California is not as significant as that of our major full-service chain competitors. Many competitors with similar concepts to ours have been in business longer than we have, have greater consumer awareness, and often have substantially greater capital, marketing and human resources.

We believe, however, that our ability to offer higher quality food and beverages at moderate prices with superior service in a distinctive dining environment provides us with the opportunity to capture additional market share in the full-service segment.

FOOD QUALITY AND SAFETY

Our revenues can be substantially affected by adverse publicity resulting from food quality, illness, or health and safety concerns if incidents occur at our restaurants or at our competitors’ restaurants. In addition, our revenues can be affected by illness or health concerns stemming from incidents occurring at our suppliers or competing suppliers or that appear to be transmitted via public interactions. We attempt to manage risks of this nature by leveraging food quality and safety controls throughout our supply chain and internal training programs. While we believe that our internal policies and procedures for food safety and sanitation are thorough, the risk of food-borne illness cannot be completely eliminated, and incidents at other restaurant chains or in the food supply chain may affect our restaurants even if our restaurants are not implicated in a food safety concern.

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

TRADEMARKS AND COPYRIGHTS

We believe that our trademarks, service marks and other proprietary rights have significant value and are important to our brand-building effort and the marketing of our restaurant concept. Our trademarks and service marks domestically registered with the United States Patent and Trademark Office include, among others, our stylized logos displaying the name “BJ’s” for beer, restaurant services, restaurant and bar services, on-line ordering and take-out restaurant services and the word mark “BJ’s” for beer, restaurant and bar services, take-out and carry-out restaurant services. We have also registered with the United States Patent and Trademark Office many of our standard and seasonal beer logos and names, as well as many of our signature menu item names including “Pizookie” for our proprietary dessert and “Enlightened Entrees” and “Craft Matters” for our branding. We have also registered our BJ’s logo mark in a number of foreign countries. Additional domestic and foreign trademark applications are pending. The duration of trademark registrations varies from country to country. However, generally, with appropriate use and renewal, they may be maintained indefinitely. We own numerous copyrights for items such as product packaging, promotional materials, in-restaurant graphics and training materials. We have also registered our ownership of the internet domain name “www.bjsrestaurants.com” and other internet domain names. We have in the past protected, and expect to continue to vigorously protect, our proprietary rights. There can be no assurances that and we cannot predict whether the steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concept, trademarks, and products. There may be other restaurants, retailers and/or businesses that also use our marks in some form or fashion throughout the United States and abroad. Although our policy is to challenge infringements and other unauthorized uses of our marks, it may be difficult for us to prevent others from copying elements of our concept, trademarks, and products, and certain or unknown unauthorized uses or other misappropriation of our marks could diminish the value of our marks and adversely affect our business, growth prospects and goodwill. Any claims or litigation undertaken to enforce our rights will likely be time-consuming and costly. In addition, we may face claims of misappropriation or infringement of third parties’ trademarks, patents or other intellectual property rights. Defending these claims, whether or not they have merit, may be time-consuming and costly and, if unsuccessful, may prevent us from continuing to use certain intellectual property rights or information in the future and may result in a judgment or monetary damages.

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

In addition to other full-service restaurants, we face competition from an array of food-away-from-home alternatives, including fast casual restaurants, single-serve operations, quick-service restaurants and the trend toward convergence in grocery, deli and restaurant services, particularly in the supermarket industry which offers “convenient meals” in the form of improved entrées and side dishes from the deli section. We also continue to face pressure for consumer discretionary spending on restaurant occasions, as well as less expensive alternatives to BJ’s.

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

In the past, we have experienced dramatic price increases of certain items necessary to operate our restaurants and brewing operations, including increases in the cost of food, commodities, labor, team member benefits, insurance arrangements, construction, energy and other costs. We utilize menu price increases to help offset the increased cost of commodities, minimum wage and other costs. However, there is no guarantee that our menu price increases will be accepted by our guests. If our costs increase, our operating profit and results of operations will be adversely affected if we are unable to increase our menu prices to offset such increased costs or if our increased menu prices result in less guest traffic. In addition, we cannot provide assurance that menu price increases will not deter guests from visiting our restaurants, reduce the frequency of their visits or affect their purchasing decisions.

Negative publicity about us, our restaurants, other restaurants, or others across the food supply chain, due to foodborne illness or for other reasons, whether or not accurate, may adversely affect the reputation and popularity of our restaurants and our results of operations.

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

As part of our marketing efforts, we use a variety of digital platforms including search engines, mobile, online videos and social media platforms such as Facebook®, X Corp.®, Instagram® and TikTok® to attract and retain guests. We also test new technology platforms to improve our level of digital engagement with our guests and team members to help strengthen our marketing and related consumer analytics capabilities. These initiatives may not prove to be successful and may result in expenses incurred without the benefit of higher revenues or increased engagement.

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

Any adverse changes in the cost of food, brewing commodities and other materials, including cost increases caused by inflation, tariffs, or global conflicts may adversely affect our operating results.

Our supply chain department negotiates prices for all of our ingredients and supplies through contracts, spot market purchases or commodity pricing formulas. Furthermore, various factors beyond our control, including adverse weather conditions and governmental regulations, the imposition of tariffs on commodities and other goods in our supply chain, as well as increased public concern over food safety standards and local and state governmental requirements, could materially harm our business and may also cause our food and supply costs to increase. We cannot predict whether we will be able to anticipate and react to changing food and supply costs or safety incidents by adjusting our purchasing practices. We also have a single or a limited number of suppliers for certain of our commodity and supply items. Accordingly, supply chain risk may increase our costs and limit the availability of some products that are critical to our restaurant and brewing operations, which may adversely affect our operating results or cash flows from operations.

The overall cost environment for food commodities can be volatile primarily due to domestic and worldwide agricultural supply/demand and other macroeconomic factors that are outside of our control, including recent inflationary trends, military, trade disputes, and geopolitical conflicts. The availability and prices of food commodities are also influenced by energy prices, droughts, animal-related diseases, natural disasters, the relationship of the dollar to other currencies, government regulated tariffs and other issues. Virtually all commodities purchased and used in the restaurant industry (meats, grains, oils, dairy products, and energy) have varying amounts of inherent price volatility associated with them. Our suppliers also may be affected by higher costs to produce and transport commodities used in our restaurants and brewpubs, labor shortages, higher minimum wage and benefit costs, and other expenses that they pass through to their customers, which may result in higher costs for goods and services supplied to us. While we attempt to manage these factors by offering a diversified menu and by contracting for our key commodities for extended periods of time whenever feasible and possible, there can be no assurance that we will be successful in this respect due to the many factors that are outside of our control. In addition, raw materials that we may purchase on the international market are subject to fluctuations in both the value of the U.S. dollar, government regulated tariffs and increases in local demand, which may increase our costs and negatively impact our profitability.

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

We rely heavily on electronic information systems in all aspects of our operations, including (but not limited to) point-of-sale transaction processing in our restaurants; credit card processing; efficient operation of our restaurant kitchens; management of our inventories and overall supply chain; collection of cash; payment of payroll and other obligations; and various other processes and procedures including our guest loyalty and team member engagement programs. Our ability to efficiently manage our business depends significantly on the reliability and capacity of our in-house information systems and those technology services and systems that we contract from third parties. Although we and our third-party providers have operational safeguards in place, these safeguards may not be effective in preventing the failure of any of our or third-party systems or platforms to operate effectively and be available. Our electronic information systems, including our back-up systems, and those of our third-party providers, are subject to damage or interruption from power outages, cyberattacks, computer and telecommunications failures, computer viruses, use of artificial intelligence, “phishing” attacks, ransomware, malware, internal or external security breaches, catastrophic events such as fires, earthquakes, tornadoes and hurricanes, and/or errors by our team members. While we have invested and continue to invest in technology security initiatives and disaster recovery plans, these measures cannot fully insulate us from technology disruption. If any of the critical IT systems on which we rely were to become unreliable, unavailable, compromised or otherwise fail, and we were unable to recover in a timely manner, we could experience an interruption in our operations that could have a material adverse impact on our results of operations and our reputation as a brand or as an employer.

Our business may be adversely affected by cybersecurity incidents which result in unauthorized access, theft, modification or destruction of confidential information that is stored in our systems or by third parties on our behalf, including confidential business, team member, or guest data.

Cybersecurity incidents or other unauthorized access to systems may result in disruption to our operations, corruption or theft of critical data, confidential information or intellectual property. As reliance on technology continues to grow and more business activities have shifted online, the risk associated with any cybersecurity incidents has grown. While we, and our third-party vendors, have implemented security systems and infrastructure to prevent, detect, and/or mitigate the risk of unauthorized access to technology systems or platforms, there can be no assurance that these measures will be effective. Any cybersecurity or similar incident involving confidential information of our business, guests or team members could result in negative publicity, damage to our reputation, a loss of revenues, disruption of our business, litigation and regulatory actions. Significant capital investments might be required to remediate any problems, infringements, misappropriations or other third-party claims. We continue to make significant investments in technology, third-party services and personnel to develop and implement systems and processes that are designed to anticipate cyberattacks and to prevent or minimize breaches of our information technology systems or data loss, but these security measures cannot provide assurance that we will be successful in preventing such breaches or data loss.

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
•
building and zoning requirements, including state and local licensing and regulation governing the design and operation of facilities and land use,
•
health, sanitation, safety and fire standards; and
•
public company compliance, disclosure and governance matters, including accounting regulations, Securities and Exchange Commission (“SEC”) and NASDAQ disclosure requirements.

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

Our business is subject to the risk of litigation by team members, guests, suppliers, shareholders, government agencies or others through private actions, class or collective actions, administrative proceedings, regulatory actions or other litigation. These actions and proceedings may involve allegations of illegal, unfair or inconsistent employment practices, including wage and hour violations and employment discrimination; guest discrimination; food safety issues including poor food quality, food-borne illness, food tampering, food contamination, and adverse health effects from consumption of various food products or high-calorie foods (including obesity); other personal injury; violation of “dram-shop” laws (providing an injured party with recourse against an establishment that serves alcoholic beverages to an intoxicated party who then causes injury to himself or a third-party); trademark or patent infringement; violation of the federal securities laws; disputes with landlords under our leases; or other concerns. Litigation of any nature may be expensive to defend, may adversely affect our reputation and the reputation of our restaurants, and may divert money and management’s attention from our operations and adversely affect our financial condition and results of operations.

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
•
changes in financial estimates or opinions by research analysts, either with respect to us or other full-service restaurant companies;
•
any failure to meet investor or analyst expectations, particularly with respect to total restaurant operating weeks, number of restaurant openings, comparable restaurant sales, average weekly sales per restaurant, total revenues, operating profit and net income per share;
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management & Strategy

Our management is principally responsible for defining the various risks facing us, formulating risk management policies and procedures, and managing our risk exposures on a day-to-day basis. Our information is processed, transmitted, and stored in a secure environment using hardened, proven enterprise-grade technologies to protect both our data and the physical computing assets. We guard against business interruption by maintaining a disaster recovery plan, which includes storing critical business information in multiple off-site data centers, testing the disaster recovery plan at a host-site facility, and providing fault tolerant devices, communication services, and utilities. We have independent third-party cybersecurity audits conducted no less than annually, following a framework modeled after the National Institute of Standards and Technology standard. We also have third-party security reviews and testing of our network, processes and systems conducted on a regular basis. We use internally developed proprietary software, cloud-based software as a service (“SaaS”) as well as purchased software, with proven, non-proprietary hardware. While we believe that our internal policies, systems and procedures for cybersecurity are thorough, the risk of a cybersecurity event cannot be eliminated. We may incur increased costs to comply with privacy and data protection laws and, if we fail to comply or our systems are compromised, we could be subject to government enforcement actions, private litigation and adverse publicity.

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

ITEM 2. PROPERTIES

RESTAURANT LOCATIONS

As of February 26, 2025, we owned and operated a total of 218 restaurants located in the following 31 states:

Number of Restaurants
Alabama	2
Arizona	7
Arkansas	2
California	59
Colorado	6
Connecticut	1
Florida	22
Illinois	1
Indiana	7
Kansas	1
Kentucky	3
Louisiana	3
Maryland	5
Massachusetts	2
Michigan	5
Nevada	7
New Jersey	2
New Mexico	2
New York	4
North Carolina	3
Ohio	13
Oklahoma	4
Oregon	2
Pennsylvania	4
Rhode Island	1
South Carolina	1
Tennessee	1
Texas	37
Virginia	6
Washington	4
Wisconsin	1
218

All of our 218 existing restaurants are located on leased properties, with interior square footage primarily ranging between 7,000 to 8,500 square feet. Many of our restaurants also have outdoor patios that are utilized when weather conditions permit. In addition to our restaurants, we operate two Texas brewpub locations. We own the underlying land for these brewpub locations, as well as two parcels of land adjacent to two of our operating restaurants.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is traded on The NASDAQ Global Select Market under the symbol “BJRI.” As of February 24, 2025, we had approximately 132 shareholders of record. As many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

STOCK-PERFORMANCE GRAPH

The Company has elected to use the S&P 600 Restaurant Group index as its peer group for fiscal 2024. The following chart compares the five-year cumulative total stock performance of our common stock, the S&P 600 Restaurant Group index and the S&P 500 index. The graph assumes that $100 was invested on December 31, 2019, in our common stock and in each of the indices and that all dividends were reinvested. The measurement points utilized in the graph consist of the last trading day in each calendar year, which closely approximates the last day of our respective fiscal year. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

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

STOCK-BASED COMPENSATION PLAN INFORMATION

We have a shareholder approved stock-based compensation plan, the 2024 Equity Incentive Plan (as amended from time to time, “the Plan”), under which we may issue shares of our common stock to team members, officers, directors and consultants. Under the Plan, we have granted incentive stock options, non-qualified stock options and service- and performance-based restricted stock units (“RSUs”). In Fiscal 2024, we also granted market-based RSUs. The following table provides information about the shares of our common stock that may be issued upon exercise of awards as of December 31, 2024 (share numbers in thousands):

	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options	Weighted Average Exercise Price of Outstanding Stock Options	Number of Securities Remaining Available for Future Issuance Under Stock-Based Compensation Plans
Stock-based compensation plans approved by shareholders	933	$39.10	1,871
Stock-based compensation plans not approved by shareholders	—	—	—
Total	933		1,871

DIVIDEND POLICY AND STOCK REPURCHASES

We currently do not pay any cash dividends. Quarterly cash dividends were suspended in 2020 and any resumption of dividends will be subject to our Board of Directors determining that the resumption of dividend payments is in the best interest of the Company and its shareholders. The only cash dividends paid during fiscal 2024 were related to dividends declared prior to fiscal 2020, which vested under our stock-based compensation plans.

As of December 31, 2024, we have cumulatively repurchased shares valued at approximately $514.1 million in accordance with our approved share repurchase plan since its inception in 2014. During fiscal 2024, we repurchased and retired approximately 757,000 shares of our common stock at an average price of $33.20 per share for approximately $25.1 million, which is recorded as a reduction in common stock, with any excess charged to retained earnings. Our Board of Directors approved a $50 million increase in our share repurchase program both in February 2024 and February 2025. Currently we have $82.5 million available under our authorized $600 million share repurchase program. Repurchases may be made at any time.

The following table sets forth information with respect to the repurchase of common shares during fiscal 2024:

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
01/03/24 - 01/30/24	—	$—	—	$—	$11,055,206
01/31/24 - 02/27/24	—	$—	—	$50,000,000	$61,055,206
02/28/24 - 04/02/24	—	$—	—	$—	$61,055,206
04/03/24 - 04/30/24	—	$—	—	$—	$61,055,206
05/01/24 - 05/28/24	86,960	$34.54	86,960	$—	$58,051,544
05/29/24 - 07/02/24	167,665	$34.78	167,665	$—	$52,220,358
07/03/24 - 07/30/24	—	$—	—	$—	$52,220,358
07/31/24 - 08/27/24	—	$—	—	$—	$52,220,358
08/28/24 - 10/01/24	268,312	$30.74	268,312	$—	$43,971,572
10/02/24 - 10/29/24	110,380	$33.56	110,380	$—	$40,267,184
10/30/24 - 11/26/24	67,164	$34.66	67,164	$—	$37,939,453
11/27/24 - 12/31/24	56,187	$35.76	56,187	$—	$35,930,111
Total	756,668		756,668

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations is intended to help you understand our Company, our operations and our current operating environment. For an understanding of the significant factors that influenced our performance, the MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements included in Part II, Item 8 - Financial Statements and Supplementary Data of our Annual Report. Our MD&A consists of the following sections:

•
Overview - a brief description of our business, financial highlights, strategy to increase shareholder value, key performance indicators, known and anticipated trends
•
Results of Operations - an analysis of our Consolidated Statements of Operations for fiscal year 2024 compared to fiscal year 2023
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

As of February 26, 2025, we owned and operated 218 restaurants located in 31 states as described in Item 2 - Properties - “Restaurant Locations” in this Form 10-K. Our restaurants are open every day of the year except for Thanksgiving and Christmas. All of our restaurants currently offer take-out and delivery services. Additionally, all of our restaurants offer a call-ahead or online wait list, on-line ordering for dine-in, guest pick-up or curbside delivery and reservations for large parties.

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

Financial Highlights for Fiscal 2024

Notable fiscal 2024 financial highlights compared to fiscal 2023 include:

•
Total revenues increased 1.8% to $1.4 billion
•
Total restaurant operating weeks increased 0.3%
•
Comparable restaurant sales increased 1.2%
•
Net income of $16.7 million compared to $19.7 million
•
Diluted net income per share of $0.70 compared to $0.82

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
•
Returning capital to shareholders through share repurchase program

Key Performance Indicators and Non-GAAP Financial Measures

Key measures that we use in evaluating our restaurants and assessing our business include the following:

Comparable Restaurant Sales. In calculating comparable restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months. This measure highlights the performance of existing restaurants, while excluding the impact of new restaurant openings and closures. Comparable restaurant sales increased 1.2% for fiscal 2024.

Restaurant Level Operating Profit. This non-GAAP financial measure is equal to the revenues generated by our restaurants, less their direct operating costs which consist of cost of sales, labor and benefits, and occupancy and operating costs. This performance measure primarily includes the costs that restaurant level managers can directly control and excludes other operating costs that are essential to conduct the Company’s business. We, similar to most of our competitors, use restaurant level operating profit as a supplemental measure of restaurant performance and believe restaurant level operating profit is useful to investors in that it highlights trends in our core business that may not otherwise be apparent to investors when relying solely on GAAP financial measures. Because other companies may calculate restaurant level operating profit differently than we do, our restaurant level operating profit calculation may not be comparable to similarly titled measures reported by other companies. A reconciliation of income (loss) from operations to restaurant level operating profit for fiscal 2024, 2023 and 2022 is set forth below:

	Fiscal Year
	2024		2023		2022
Income (loss) from operations	$14,080	1.0%	$13,759	1.0%	$(5,480)	(0.4)%
General and administrative	88,272	6.5	82,103	6.2	73,333	5.7
Depreciation and amortization	72,745	5.4	70,992	5.3	70,385	5.5
Restaurant opening	2,082	0.2	2,808	0.2	3,644	0.3
Loss on disposal and impairment of assets, net	18,414	1.4	8,125	0.6	6,200	0.5
Gain on lease transactions, net	—	—	—	—	(3,318)	(0.3)
Restaurant level operating profit	$195,593	14.4%	$177,787	13.3%	$144,764	11.3%

Adjusted Diluted Net Income Per Share. This is a non-GAAP financial measure that represents net income excluding net loss on disposal and impairment of assets, net leadership transition expenses and the related stock-based compensation credit, and charges associated with the extension of an outstanding warrant held by Act III. These adjustments are intended to provide greater transparency of underlying performance and to allow investors to evaluate our business on the same basis as our management. Because other companies may calculate this measure differently than we do, our adjusted diluted net income per share calculation may not be comparable to similarly titled measures reported by other companies. A reconciliation of net income to adjusted diluted net income per share for fiscal 2024, 2023 and 2022 is set forth below:

	Fiscal Year
	2024		2023		2022
Net income	$16,687	1.2%	$19,660	1.5%	$4,076	0.3%

Loss on disposal and impairment of assets, net	18,414	1.4	8,125	0.6	6,200	0.5
Leadership transition expense, net	3,231	0.2	—	—	—	—
Stock-based compensation credit (1)	(2,093)	(0.2)	—	—	—	—
Warrant extension	4,622	0.3	—	—	—	—
Total adjustments	24,174	1.8	8,125	0.6	6,200	0.5
Tax effect of adjustments (2)	(5,850)	(0.4)	(1,966)	(0.1)	(1,500)	(0.1)
After tax effect of adjustments	18,324	1.4	6,159	0.5	4,700	0.4

Adjusted net income	$35,011	2.6%	$25,819	1.9%	$8,776	0.7%

Diluted weighted average number of shares outstanding:	23,768		23,923		23,662
Diluted net (loss) income per share	$0.70		$0.82		$0.17
Adjusted diluted net income per share	$1.47		$1.08		$0.37

(1)
Amount relates to stock-based compensation forfeited due to leadership transition.
(2)
The tax effect is based on the Company’s annual statutory tax rate of 24.2% for fiscal years ending December 31, 2024, January 2, 2024 and January 3, 2023.

Adjusted EBITDA. This non-GAAP financial measure represents the sum of net income adjusted for certain expenses and gains/losses detailed within the reconciliation below. We use Adjusted EBITDA as a supplemental measure of our operating performance and believe this measure is useful to investors in that it highlights cash flow and trends in our business operations that may not otherwise be apparent to investors when relying solely on GAAP financial measures. Because other companies may calculate this measure differently than we do, our Adjusted EBITDA calculation may not be comparable to similarly titled measures reported by other companies. A reconciliation of net income to Adjusted EBITDA for fiscal 2024, 2023 and 2022 is set forth below:

	Fiscal Year
	2024		2023		2022
Net income	$16,687	1.2%	$19,660	1.5%	$4,076	0.3%
Interest expense, net	5,484	0.4	4,915	0.4	2,888	0.2
Income tax benefit	(8,422)	(0.6)	(9,560)	(0.7)	(12,384)	(1.0)
Depreciation and amortization	72,745	5.4	70,992	5.3	70,385	5.5
Leadership transition expense, net (1)	3,231	0.2	—	—	—	—
Stock-based compensation expense	10,722	0.8	10,902	0.8	10,098	0.8
Stock-based compensation credit (2)	(2,093)	(0.2)	—	—	—	—
Other (expense) income, net	331	—	(1,256)	(0.1)	(60)	—
Loss on disposal and impairment of assets, net	18,414	1.4	8,125	0.6	6,200	0.5
Gain on lease transactions, net	—	—	—	—	(3,318)	(0.3)
Adjusted EBITDA	$117,099	8.6%	$103,778	7.8%	$77,885	6.1%

(1)
Amount relates to severance, relocation, signing bonus and bonus expenses related to our leadership transition.
(2)
Amount relates to stock-based compensation forfeited due to leadership transition.

Weekly Sales Average. We calculate each restaurant’s average weekly revenue to understand and manage the business trends and expectations. Our weekly sales average was approximately $120,000, $118,000 and $113,000 for fiscal 2024, 2023 and 2022, respectively.

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

	Fiscal Year
	2024		2023		2022
Revenues	$1,357,302	100.0%	$1,333,229	100.0%	$1,283,926	100.0%
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	350,560	25.8	346,569	26.0	349,645	27.2
Labor and benefits	495,466	36.5	491,314	36.9	483,367	37.6
Occupancy and operating	315,683	23.3	317,559	23.8	306,150	23.8
General and administrative	88,272	6.5	82,103	6.2	73,333	5.7
Depreciation and amortization	72,745	5.4	70,992	5.3	70,385	5.5
Restaurant opening	2,082	0.2	2,808	0.2	3,644	0.3
Loss on disposal and impairment of assets, net	18,414	1.4	8,125	0.6	6,200	0.5
Gain on lease transactions, net	—	—	—	—	(3,318)	(0.3)
Total costs and expenses	1,343,222	99.0	1,319,470	99.0	1,289,406	100.4
Income (loss) from operations	14,080	1.0	13,759	1.0	(5,480)	(0.4)

Other (expense) income:
Interest expense, net	(5,484)	(0.4)	(4,915)	(0.4)	(2,888)	(0.2)
Other (expense) income, net	(331)	—	1,256	0.1	60	—
Total other expense	(5,815)	(0.4)	(3,659)	(0.3)	(2,828)	(0.2)
Income (loss) before income taxes	8,265	0.6	10,100	0.8	(8,308)	(0.6)

Income tax benefit	(8,422)	(0.6)	(9,560)	(0.7)	(12,384)	(1.0)
Net income	$16,687	1.2%	$19,660	1.5%	$4,076	0.3%

52 WEEKS ENDED DECEMBER 31, 2024 (FISCAL 2024) COMPARED TO THE 52 WEEKS ENDED JANUARY 2, 2024 (FISCAL 2023)

Revenues. Total revenues increased by $24.1 million, or 1.8%, to $1.4 billion during fiscal 2024, compared to $1.3 billion during fiscal 2023. The increase in revenues primarily consisted of a 1.2%, or $15.1 million, increase in comparable restaurant sales, and a $23.6 million increase in sales from new restaurants not yet in our comparable restaurant sales base. Revenue increases were offset primarily by a $12.7 million decrease related to closed restaurants and $1.9 million primarily related to lower gift card breakage and loyalty redemptions. The increase in comparable restaurant sales was the result of an increase in average check of approximately 1.8%, due to menu price increases coupled with changes in mix, offset by a decrease in guest traffic of approximately 0.6%.

Cost of Sales. Cost of sales increased by $4.0 million, or 1.2%, to $350.6 million during fiscal 2024, compared to $346.6 million during fiscal 2023. This increase was primarily due to higher revenues, commodity cost increases and costs related to our three new restaurants opened during fiscal 2024. As a percentage of revenues, cost of sales decreased to 25.8% for fiscal 2024 from 26.0% for the prior fiscal year. This decrease was primarily due to a higher revenue base, menu price increases and the effectiveness of our cost savings initiatives, partially offset by higher commodity costs and a higher level of promotions.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $4.2 million, or 0.8%, to $495.5 million during fiscal 2024, compared to $491.3 million during fiscal 2023. This was primarily due to $3.1 million related to increased management compensation costs, $1.8 million related to taxes and benefits and $0.6 million related to higher hourly labor, offset by $1.3 million related to lower workers’ compensation. As a percentage of revenues, labor and benefit costs decreased to 36.5% for fiscal 2024 from 36.9% for the prior fiscal year. This decrease was primarily due to improved labor efficiency and the effectiveness of our cost savings initiatives. Included in labor and benefits for fiscal 2024 and 2023 was approximately $2.5 million and $2.6 million, respectively, or 0.2% of revenues, of stock-based compensation expense, related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Occupancy and Operating. Occupancy and operating expenses decreased by $1.9 million, or 0.6%, to $315.7 million during fiscal 2024, compared to $317.6 million during fiscal 2023. This was primarily due to decreases of $4.4 million in restaurant facilities expenses, $1.1 million related to equipment rental, $1.4 million in utilities and $0.4 million in supplies, offset by a $1.5 million increase in credit card processing fees, $3.1 million in marketing expenditures and $0.9 million in rent and related costs. As a percentage of revenues, occupancy and operating expenses decreased to 23.3% for fiscal 2024 from 23.8% for the prior fiscal year. This decrease was primarily related to improved operational efficiency and the effectiveness of our cost savings initiatives.

General and Administrative. General and administrative expenses increased by $6.2 million, or 7.5%, to $88.3 million during fiscal 2024, compared to $82.1 million during fiscal 2023. This was primarily due to increases of $2.6 million in personnel related costs, $2.1 million in corporate expenses related to meeting costs and software amortization, $2.0 million related to consulting fees, $1.6 million in legal fees, $0.5 million in medical insurance, $0.5 million in office expenses, $0.4 million in travel related expenses, $0.3 million related to our deferred compensation liability, and $0.2 million related to recruiting, offset by a $2.3 million decrease in incentive compensation, and lower stock-based compensation expense of $2.1 million. General and administrative costs for fiscal 2024 included a net charge of $3.2 million related to our leadership transition expenses, $1.5 million of legal costs related to shareholder cooperation agreements and related matters, and $0.3 million in severance related to personnel changes, offset by a $2.1 million stock-based compensation credit related to the reversal of previously awarded stock-based compensation expense in conjunction with our leadership transition. As a percentage of revenues, general and administrative expenses increased to 6.5% for fiscal 2024 from 6.2% for the prior fiscal year. This increase was primarily related to increased legal and corporate expenses arising in connection with our previously announced cooperation agreements with certain investors and related matters. Included in general and administrative costs for fiscal 2024 and 2023 was approximately $6.2 million and $8.3 million, or 0.5% and 0.6% of revenues, of stock-based compensation expense, respectively.

Depreciation and Amortization. Depreciation and amortization increased by $1.8 million, or 2.5%, to $72.7 million during fiscal 2024, compared to $71.0 million during fiscal 2023. This increase is related to the restaurants opened during fiscal 2024, offset by the decrease in deprecation related to the impairment and disposal charges taken in the current year as well as the prior year, coupled with the closure of one restaurant during fiscal 2024. As a percentage of revenues, depreciation and amortization increased to 5.4% for fiscal 2024 from 5.3% for the prior fiscal year.

Restaurant Opening. Restaurant opening expense decreased by $0.7 million, or 25.9%, to $2.1 million during fiscal 2024, compared to $2.8 million during fiscal 2023. This decrease was primarily due to two less restaurant openings in fiscal 2024, coupled with the timing of our openings.

Loss on Disposal and Impairment of Assets, Net. Loss on disposal and impairment of assets, net, was $18.4 million during fiscal 2024, compared to $8.1 million during fiscal 2023. In fiscal 2024, these costs primarily related to the impairment and reduction in the carrying value of the long-lived assets related to six of our restaurants, coupled with the disposals of assets in conjunction with initiatives to keep our restaurants up to date and the closure of one of our restaurants. In fiscal 2023, these costs primarily relate to disposals of assets in conjunction with initiatives to keep our restaurants up to date, including our restaurant remodel initiative and the removal of glass partitions in our dining rooms that were installed during the pandemic, as well as the closure of five under-performing restaurants.

Interest Expense, Net. Interest expense, net, increased by $0.6 million to $5.5 million during fiscal 2024, compared to $4.9 million during fiscal 2023. This increase was primarily due a higher average outstanding debt balance and weighted average interest rate during the year, as compared to fiscal 2023.

Other (Expense) Income, Net. Other (expense) income, net, was an expense of $0.3 million during fiscal 2024, compared to income of $1.3 million. This was primarily due to the charge associated with extension of an outstanding warrant held by Act III, offset by income related to a payroll tax credit and two favorable settlements with our landlords.

Income Tax Benefit. Our effective income tax rate for fiscal 2024 reflected a 101.9% tax benefit compared to a 94.7% tax benefit for fiscal 2023. The effective tax rate benefit for fiscal 2024 and 2023 was different than the statutory tax rate primarily due to Federal Insurance Contributions Act (“FICA”) tax tip credits.

52 WEEKS ENDED JANUARY 2, 2024 (FISCAL 2023) COMPARED TO THE 53 WEEKS ENDED JANUARY 3, 2023 (FISCAL 2022)

For discussion related to the results of operations and changes in financial condition for fiscal 2023 compared to fiscal 2022 refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2023 Form 10-K, which was filed with the United States Securities and Exchange Commission on February 27, 2024.

LIQUIDITY AND CAPITAL RESOURCES

The following table provides, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in thousands):

	December 31, 2024	January 2, 2024
Cash and cash equivalents	$26,096	$29,070
Net working capital	$(116,744)	$(116,304)
Current ratio	0.4:1.0	0.4:1.0

Our capital requirements are driven by our fundamental financial objective to improve total shareholder return through a balanced approach of new restaurant expansion plans, enhancements and initiatives focused on existing restaurants and return of capital to our shareholders through our share repurchase program. We expect to accelerate restaurant openings in 2026. Our capital expenditures in 2025, related to future restaurant openings, will depend on the speed at which we can develop a more robust and targeted pipeline that aligns with our refined criteria for new locations. In addition, we want to maintain a flexible balance sheet to provide the financial resources necessary to manage the risks and uncertainties of conducting our business operations in the restaurant industry. In order to achieve these objectives, we use a combination of operating cash flows, debt, and landlord allowances.

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

CASH FLOWS

The following tables set forth, for the years indicated, our cash flows from operating, investing, and financing activities (dollar amounts in thousands):

	Fiscal Year
	2024	2023	2022
Net cash provided by operating activities	$101,472	$105,837	$51,122
Net cash used in investing activities	(76,893)	(98,911)	(71,907)
Net cash (used in) provided by financing activities	(27,553)	(2,729)	7,131
Net (decrease) increase in cash and cash equivalents	$(2,974)	$4,197	$(13,654)

Operating Cash Flows

Net cash provided by operating activities was $101.5 million during fiscal 2024, representing a $4.4 million decrease compared to the $105.8 million provided during fiscal 2023. The decrease over the prior year is primarily due to the timing of payments for accounts payable and the timing of receipts for accounts and other receivable, offset by higher impairments in the current year.

Investing Cash Flows

Net cash used in investing activities was $76.9 million during fiscal 2024, representing a $22.0 million decrease compared to the $98.9 million used in fiscal 2023. The decrease over prior year is primarily due to the number of new restaurant openings and fewer restaurant remodels and less maintenance incurred.

The following table provides, for the years indicated, the components of capital expenditures (dollar amounts in thousands):

	Fiscal Year
	2024	2023	2022
New restaurants	$28,766	$39,942	$43,778
Restaurant maintenance and remodels, and productivity initiatives	47,205	57,631	31,471
Restaurant and corporate systems	929	1,341	3,357
Total capital expenditures	$76,900	$98,914	$78,606

During fiscal 2024, we opened three new restaurants and closed one restaurant. We currently plan to open one new restaurant and remodel up to 30 existing locations in fiscal 2025. We currently anticipate our total capital expenditures for fiscal 2025 to be approximately $65 million to $75 million. This estimate includes costs to open new restaurants and remodel existing locations and excludes anticipated proceeds from tenant improvement allowances. We expect to fund our net capital expenditures with our current cash balance on hand, cash flows from operations and our line of credit. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords.

Financing Cash Flows

Net cash used in financing activities was $27.6 million during fiscal 2024, representing a $24.8 million increase in cash used compared to the $2.7 million used in fiscal 2023. This increase was primarily due to an increase in common stock repurchases, coupled with higher payments on our line of credit. We currently anticipate our common stock repurchases for fiscal 2025 to be approximately $40 million to $50 million.

Contractual Obligations and Commitments

We believe we have sufficient liquidity to fund our operations and meet our short-term and long-term obligations. Our cash requirements greater than twelve months from contractual obligations and commitments include:

•
Operating Leases — Refer to Note 1 and Note 6, Leases, of the notes to the Consolidated Financial Statements for further information of our obligations and the timing of expected payments.
•
Purchase Obligations— Refer to Note 7, Commitments and Contingencies, of the notes to the Consolidated Financial Statements for further detail of our obligations and the timing of expected future payments.
•
Long-term Debt, Standby Letters of Credit and Interest Payments — Refer to Note 8, Long-Term Debt, of the notes to the Consolidated Financial Statements for further information of our obligations and the timing of expected payments.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of December 31, 2024, we are not involved in any off-balance sheet arrangements.

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

Impairment of Long-Lived Assets

We assess the potential impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The assets are generally reviewed for impairment on a restaurant level basis, and inclusive of property and equipment and lease right-of-use assets; or at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. Factors considered include, but are not limited to, significant underperformance by the restaurant relative to historical operating results; significant changes in the manner of use of the assets or the strategy for the overall business; significant negative industry or economic trends; or our expectation to dispose of long-lived assets before the end of their previously estimated useful lives. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.

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

Interest Rate Risk

Our Credit Facility provides us with revolving loan commitments totaling $215 million. As of December 31, 2024, $66.5 million was outstanding and carries interest at a floating rate. We utilize the Credit Facility principally for letters of credit that are required to support our self-insurance programs, to fund a portion of our announced share repurchase program, and for working capital and construction requirements, as needed. We are exposed to interest rate risk through fluctuations in interest rates on our obligations under the Credit Facility. Based on our current outstanding balance, a hypothetical 1% change in the interest rates under our Credit Facility would have an approximate $0.5 million annual impact on our net income.

Food and Commodity Price Risks

We purchase food, supplies and other commodities for use in our operations based upon market prices established with our suppliers. Our business is dependent on frequent and consistent deliveries of these items. We may experience shortages, delays or interruptions due to inclement weather, natural disasters, labor issues or other operational disruptions or other conditions beyond our control such as cyber breaches or ransomware attacks at our suppliers, distributors or transportation providers. Additionally, many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control, whether contracted for or not. Costs can also fluctuate due to government regulation, including the imposition of tariffs. To manage this risk in part, we attempt to enter into fixed-price purchase commitments, with terms typically up to one year, for some of our commodity requirements. However, it may not be possible for us to enter into fixed-price contracts for certain commodities or we may choose not to enter into fixed-price contracts for certain commodities. We believe that substantially all of our food and supplies are available from several sources, which helps to diversify our overall commodity cost risk. We also believe that we have some flexibility and ability to increase certain menu prices, or vary certain menu items offered or promoted, in response to food commodity price increases. Some of our commodity purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps. We do not use financial instruments to hedge commodity prices, since our purchase arrangements with suppliers, to the extent that we can enter into such arrangements, help control the ultimate cost that we pay.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Consolidated Financial Statements and other data attached hereto beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

KPMG LLP, the independent registered public accounting firm, has independently assessed the effectiveness of our internal control over financial reporting and its report is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
BJ’s Restaurants, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited BJ's Restaurants, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and January 2, 2024, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

February 26, 2025

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have a Code of Integrity, Ethics and Conduct (the “Code”) to promote honest and ethical conduct of our business, professional and personal relationships. The Code covers all executives, including our principal executive officer, principal financial officer and principal accounting officer, directors, and other team members. A copy of our Code of Integrity, Ethics and Conduct is available on our website https://investors.bjsrestaurants.com under Corporate Governance. We intend to post any amendments to or waivers from our Code at this website location.

We have insider trading policies governing the purchase, sale and or other dispositions of our stock by directors, officers and selected employees that are reasonably designed to promote compliance with insider trading laws and applicable listing standards for our common stock.

Information with respect to our executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K. Other information required by this Item is hereby incorporated by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to be filed with the SEC no later than 120 days after the close of the year ended December 31, 2024.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the SEC no later than 120 days after the close of the year ended December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the SEC no later than 120 days after the close of the year ended December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the SEC no later than 120 days after the close of the year ended December 31, 2024.

See Part II, Item 5 – “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities – Stock-Based Compensation Plan Information” for certain information regarding our equity compensation plans.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the SEC no later than 120 days after the close of the year ended December 31, 2024.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) CONSOLIDATED FINANCIAL STATEMENTS

The following documents are contained in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2024 and January 2, 2024

Consolidated Statements of Operations for Each of the Three Fiscal Years in the Period Ended December 31, 2024

Consolidated Statements of Shareholders’ Equity for Each of the Three Fiscal Years in the Period Ended December 31, 2024

Consolidated Statements of Cash Flows for Each of the Three Fiscal Years in the Period Ended December 31, 2024

Notes to the Consolidated Financial Statements

(2)
FINANCIAL STATEMENT SCHEDULES

All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3)
EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended January 2, 2018.

3.2	Certificate of Amendment of Articles of Incorporation incorporated by reference to Exhibit 3.3 to Form 10-K for the year ended January 2, 2005.

3.3	Certificate of Amendment of Articles of Incorporation, dated June 8, 2010, incorporated by reference to Exhibit 3.4 to Form 10-K for the year ended December 28, 2010.

3.4	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 to Form 8-K filed on August 14, 2020.

4.1

Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form SB‑2A filed with the Securities and Exchange Commission on August 22, 1996 (File No. 3335182‑LA) (as amended, the “Registration Statement”).

4.2	Description of the Securities, incorporated by reference to Exhibit 4.2 to Form 10-K filed on February 25, 2020.

10.1*	Form of Indemnification Agreement with Officers and Directors, incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended January 2, 2018.

10.2*	Amended and Restated Equity Incentive Plan (the “Equity Incentive Plan”), incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 1, 2022.

10.3*	Form of Employee Stock Option Agreement under the Equity Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-K filed on February 25, 2020.

10.4*	Form of Notice of Grant of Stock Option under the Equity Incentive Plan, incorporated by reference to Exhibit 10.4 of the Form 8-K filed July 1, 2005.

10.5*	Form of Non-Employee Director Stock Option Agreement under the Equity Incentive Plan, incorporated by reference to Exhibit 10.8 of the Form 10-K for the year ended January 3, 2006.

10.6*	Form of Non-Employee Director Notice of Grant of Stock Option under the Equity Incentive Plan, incorporated by reference to Exhibit 10.9 of the Form 10-K for the year ended January 3, 2006.

10.7*	Form of Restricted Stock Unit Agreement (non-GSSOP) for employees under the Equity Incentive Plan, incorporated by reference to Exhibit 10.7 to Form 10-K filed on February 25, 2020.

10.8*	Form of Restricted Stock Unit Notice (non-GSSOP) for employees under the Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on November 6, 2007.

10.9*	BJ's Restaurants, Inc. 2024 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 21, 2024.

10.10*	Form of Restricted Stock Unit Agreement for non-employee directors under the 2024 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 25, 2024.

10.11*	Form of Restricted Stock Unit Award Certificate for non-employee directors under the 2024 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 8-K filed on June 25, 2024.

10.12*	Form of Restricted Stock Unit Agreement for employees under the 2024 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 to Form 8-K filed on June 25, 2024.

10.13*	Form of Restricted Stock Unit Award Certificate for employees under the 2024 Equity Incentive Plan, incorporated by reference to Exhibit 10.5 to Form 8-K filed on June 25, 2024.

10.14*	Form of Performance Stock Unit Agreement under the 2024 Equity Incentive Plan, incorporated by reference to Exhibit 10.6 to Form 8-K filed on June 25, 2024.

10.15*	Form of Performance Stock Unit Award Certificate under the 2024 Equity Incentive Plan, incorporated by reference to Exhibit 10.7 to Form 8-K filed on June 25, 2024.

Exhibit Number	Description
10.16*	Form of Stock Option Agreement under the 2024 Equity Incentive Plan, incorporated by reference to Exhibit 10.8 to Form 8-K filed on June 25, 2024.

10.17*	Form of Notice of Grant of Stock Option under the 2024 Equity Incentive Plan, incorporated by reference to Exhibit 10.9 to Form 8-K filed on June 25, 2024.

10.18*	Employment Agreement, dated June 12, 2003, between the Company and Gregory S. Lynds, incorporated by reference to Exhibit 10.26 to Form 10-K filed on or about March 14, 2008.

10.19*	Employment Agreement, effective March 1, 2011, between the Company and Kendra D. Miller, incorporated by reference to Exhibit 10.17 to Form 10-K filed on March 9, 2011.

10.20*	Employment Agreement dated January 28, 2013, between the Company and Brian S. Krakower, incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 6, 2013.

10.21*	Employment Agreement dated August 22, 2024, between the Company and C. Bradford Richmond, incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 28, 2024.

10.22*	Employment Agreement dated August 23, 2024, between the Company and Lyle D. Tick, incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 3, 2024.

10.23*	Form of Performance Stock Unit Agreement under the Equity Incentive Plan, incorporated by reference to Exhibit 10.28 to Form 10-K filed on February 25, 2020.

10.24

Fourth Amended and Restated Credit Agreement, dated November 3, 2021, among the Company and Bank of America, N.A. and the other lenders identified therein, incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 8, 2021.

10.25*

BJ’s Restaurants, Inc. Performance Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 22, 2016.

10.26*	BJ's Restaurants, Inc. Deferred Compensation Plan.

10.27	Form of Common Stock Purchase Warrant in favor of SC 2018 Trust, LLC, incorporated by reference to Exhibit 10.7 to Form 8-K filed on May 4, 2020.

10.28

Amendment No. 1, dated November 24, 2020, to Common Stock Purchase Warrant, dated May 5, 2020, issued by the Company in favor of BJ’s Act III, LLC, incorporated by reference to Exhibit 10.2 to Form 8-K filed November 30, 2020.

10.29

Form of Registration Rights Agreement among the Company and certain funds and accounts advised by T. Rowe Price Associates, Inc., acting as investment adviser, incorporated by reference to Exhibit 10.4 to Form 8-K filed on May 4, 2020.

10.30	Form of Registration Rights Agreement between the Company and SC 2018 Trust, LLC, incorporated by reference to Exhibit 10.5 to Form 8-K filed on May 4, 2020.

10.31

Amendment No. 1 (Conforming Changes) to Fourth Amended and Restated Credit Agreement dated as of October 29, 2024, among the Company and Bank of America, N.A. and the other lenders identified therein, incorporated by reference to Exhibit 10.3 to Form 10-Q filed on November 4, 2024.

10.32	Cooperation Agreement, dated February 27, 2024, between the Company and Fund 1 Investments, LLC, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on February 28, 2024.

10.33

Cooperation Agreement, dated December 30, 2024, among the Company, Act III Holdings, LLC, Act III Management, LLC, BJ’s Act III, LLC, and SC 2018 Trust LLC, incorporated by reference to Exhibit 10.1 to Form 8-K filed January 2, 2025.

10.34

Amendment No. 2, dated December 30, 2024, to Common Stock Purchase Warrant, dated May 5, 2020, issued by the Company in favor of BJ’s Act III, LLC, incorporated by reference to Exhibit 10.2 to Form 8-K filed January 2, 2025.

19.1	BJ’s Restaurants, Inc. Securities Trading by Company Personnel

21	List of Significant Subsidiaries.

Exhibit Number	Description
23.1	Consent of Independent Registered Public Accounting Firm.

31	Section 302 Certifications of Chief Executive Officer and Chief Financial Officer.

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

97	BJ's Restaurants, Inc. Compensation Clawback Policy

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document.
104	Cover Page Interactive Data File - The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 has been formatted in Inline XBRL and is contained in Exhibit 101.

* Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.
	By:	/s/ C. BRADFORD RICHMOND
February 26, 2025		C. Bradford Richmond Interim Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
By: /s/ C. BRADFORD RICHMOND
C. Bradford Richmond	Interim Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2025
By: /s/ THOMAS A. HOUDEK
Thomas A. Houdek	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2025
By: /s/ JACOB J. GUILD
Jacob J. Guild	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2025
By: /s/ BINA CHAURASIA
Bina Chaurasia	Director	February 26, 2025
By: /s/ JAMES A. DAL POZZO
James A. Dal Pozzo	Director	February 26, 2025
By: /s/ NOAH A. ELBOGEN
Noah A. Elbogen	Director	February 26, 2025
By: /s/ LEA ANNE S. OTTINGER
Lea Anne S. Ottinger	Director	February 26, 2025
By: /s/ JULIUS W. ROBINSON, JR.
Julius W. Robinson, Jr.	Director	February 26, 2025
By: /s/ JANET M. SHERLOCK
Janet M. Sherlock	Director	February 26, 2025
By: /s/ GREGORY A. TROJAN
Gregory A. Trojan	Director	February 26, 2025

BJ’S RESTAURANTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors
BJ’s Restaurants, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BJ's Restaurants, Inc. and subsidiaries (the Company) as of December 31, 2024 and January 2, 2024, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and January 2, 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of long-lived assets for impairment

As discussed in Note 1 to the consolidated financial statements, the Company assesses long-lived assets for potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered include, but are not limited to, significant underperformance by a restaurant relative to historical operating results, significant changes in the manner of use of the assets or the strategy for the overall business, significant negative industry or economic trends, and the Company’s expectation to dispose of long-lived assets before the end of their previously estimated useful lives. The property and equipment, net, and operating lease asset balances as of December 31, 2024 were $510.6 million and $336.9 million, respectively.

We identified the evaluation of potential indicators of impairment of long-lived assets as a critical audit matter. Subjective auditor judgment was required to evaluate the Company’s assessment of whether any of the following were potential indicators for impairment: (1) restaurant-level cash flow results relative to historical operating results for underperforming restaurants, (2) significant changes in the manner of use of the assets or the strategy for the overall business, and (3) the impact of significant negative industry or economic trends on restaurant-level results.

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

Los Angeles, California

February 26, 2025

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2024	January 2, 2024
Assets
Current assets:
Cash and cash equivalents	$26,096	$29,070
Accounts and other receivables, net	20,402	19,469
Inventories, net	12,768	13,245
Prepaid expenses and other current assets	20,299	21,237
Total current assets	79,565	83,021

Property and equipment, net	510,581	525,190
Operating lease assets	336,936	350,091
Goodwill	4,673	4,673
Equity method investment	4,266	4,770
Deferred income taxes, net	62,318	50,147
Other assets, net	42,725	40,562
Total assets	$1,041,064	$1,058,454

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$51,011	$60,641
Accrued expenses	105,316	101,295
Current operating lease obligations	39,982	37,389
Total current liabilities	196,309	199,325

Long-term operating lease obligations	394,129	414,114
Long-term debt	66,500	68,000
Other liabilities	14,109	11,254
Total liabilities	671,047	692,693

Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 125,000 shares authorized and 22,697 and 23,184 shares issued and outstanding as of December 31, 2024 and January 2, 2024, respectively	—	—
Capital surplus	77,576	77,036
Retained earnings	292,441	288,725
Total shareholders’ equity	370,017	365,761
Total liabilities and shareholders’ equity	$1,041,064	$1,058,454

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year
	2024	2023	2022
Revenues	$1,357,302	$1,333,229	$1,283,926
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	350,560	346,569	349,645
Labor and benefits	495,466	491,314	483,367
Occupancy and operating	315,683	317,559	306,150
General and administrative	88,272	82,103	73,333
Depreciation and amortization	72,745	70,992	70,385
Restaurant opening	2,082	2,808	3,644
Loss on disposal and impairment of assets, net	18,414	8,125	6,200
Gain on lease transactions, net	—	—	(3,318)
Total costs and expenses	1,343,222	1,319,470	1,289,406
Income (loss) from operations	14,080	13,759	(5,480)

Other (expense) income:
Interest expense, net	(5,484)	(4,915)	(2,888)
Other (expense) income, net (1)	(331)	1,256	60
Total other expense	(5,815)	(3,659)	(2,828)
Income (loss) before income taxes	8,265	10,100	(8,308)

Income tax benefit	(8,422)	(9,560)	(12,384)

Net income	$16,687	$19,660	$4,076

Net income per share:
Basic	$0.72	$0.84	$0.17
Diluted	$0.70	$0.82	$0.17

Weighted average number of shares outstanding:
Basic	23,132	23,452	23,405
Diluted	23,768	23,923	23,662

The accompanying notes are an integral part of these consolidated financial statements.

(1)
Included in other (expense) income, net was an equity method investment loss of $0.5 million and $0.2 million for fiscal 2024 and 2023, respectively. There were no related party costs for fiscal 2022. See Note 14 for further information. Also included in other (expense) income, net was a $4.6 million charge related to Act III's warrant extension for fiscal 2024. See Note 10 for further information.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

	Common Stock		Capital	Retained
	Shares	Amount	Surplus	Earnings	Total
Balance, December 28, 2021	23,304	$—	$72,513	$261,258	$333,771
Issuance of restricted stock units	179	8,097	(8,478)	—	(381)
Repurchase, retirement and reclassification of common stock	(91)	(8,097)	—	5,712	(2,385)
Stock-based compensation	—	—	10,424	—	10,424
Adjustment to dividends previously accrued	—	—	—	10	10
Net income	—	—	—	4,076	4,076
Balance, January 3, 2023	23,392	—	74,459	271,056	345,515
Exercise of stock options	28	1,073	(198)	—	875
Issuance of restricted stock units	192	7,934	(8,507)	—	(573)
Repurchase, retirement and reclassification of common stock	(428)	(9,007)	—	(1,992)	(10,999)
Stock-based compensation	—	—	11,282	—	11,282
Adjustment to dividends previously accrued	—	—	—	1	1
Net income	—	—	—	19,660	19,660
Balance, January 2, 2024	23,184	—	77,036	288,725	365,761
Exercise of stock options	7	311	(104)	—	207
Issuance of restricted stock units	263	11,842	(12,964)	—	(1,122)
Repurchase, retirement and reclassification of common stock	(757)	(12,153)	—	(12,972)	(25,125)
Extension of warrant	—	—	4,622	—	4,622
Stock-based compensation	—	—	8,986	—	8,986
Adjustment to dividends previously accrued	—	—	—	1	1
Net income	—	—	—	16,687	16,687
Balance, December 31, 2024	22,697	$—	$77,576	$292,441	$370,017

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2024	2023	2022
Cash flows from operating activities:
Net income	$16,687	$19,660	$4,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,745	70,992	70,385
Non-cash lease expense	32,227	33,030	33,541
Amortization of financing costs	211	217	221
Deferred income taxes, net	(12,171)	(11,835)	(13,410)
Stock-based compensation expense	8,629	10,902	10,098
Loss on disposal and impairment of assets, net	18,414	8,125	6,200
Extension of warrant	4,622	—	—
Gain on lease transactions, net	—	—	(3,318)
Equity method investment	504	230	—
Changes in assets and liabilities:
Accounts and other receivables	(83)	10,776	1,436
Inventories, net	1,149	(750)	286
Prepaid expenses and other current assets	(1,879)	(5,642)	(6,026)
Other assets, net	(4,836)	(3,227)	1,210
Accounts payable	(4,323)	6,052	4,056
Accrued expenses	4,035	4,070	(13,622)
Operating lease obligations	(37,314)	(37,144)	(39,939)
Other liabilities	2,855	381	(4,072)
Net cash provided by operating activities	101,472	105,837	51,122

Cash flows from investing activities:
Purchases of property and equipment	(76,900)	(98,914)	(78,606)
Proceeds from sale of assets	7	3	6,699
Net cash used in investing activities	(76,893)	(98,911)	(71,907)

Cash flows from financing activities:
Borrowings on line of credit	884,600	762,000	710,000
Payments on line of credit	(886,100)	(754,000)	(700,000)
Payments of debt issuance costs	—	—	(3)
Taxes paid on vested stock units under employee plans	(1,122)	(573)	(381)
Proceeds from exercise of stock options	207	875	—
Cash dividends accrued under stock-based compensation plans	(13)	(32)	(100)
Repurchases of common stock	(25,125)	(10,999)	(2,385)
Net cash (used in) provided by financing activities	(27,553)	(2,729)	7,131

Net (decrease) increase in cash and cash equivalents	(2,974)	4,197	(13,654)
Cash and cash equivalents, beginning of year	29,070	24,873	38,527
Cash and cash equivalents, end of year	$26,096	$29,070	$24,873

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2024	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5,256	$489	$543
Cash paid for interest, net of capitalized interest	$4,659	$3,758	$1,790
Cash paid for operating lease obligations	$62,748	$63,504	$66,872

Supplemental disclosure of non-cash investing and financing activities:
Operating lease assets obtained in exchange for operating lease liabilities	$19,922	$15,934	$38,501
Receivable related to proceeds from disposal of assets	$—	$1,252	$—
Property and equipment acquired and included in accounts payable	$4,607	$9,914	$14,888
Equity method investment in exchange for internally developed software	$—	$—	$5,000
Stock-based compensation capitalized	$357	$380	$326

BJ’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies

Description of Business

BJ’s Restaurants, Inc. (referred to herein as the “Company,” “BJ’s,” “we,” “us” and “our”) was incorporated in California on October 1, 1991, to assume the management of five “BJ’s Chicago Pizzeria” restaurants and to develop additional BJ’s restaurants. As of December 31, 2024, we owned and operated 218 restaurants located in 31 states. During fiscal 2024, we opened three new restaurants and closed one restaurant. Four of our locations, in addition to our two brewpub locations in Texas, brew our signature, proprietary craft BJ’s beer. All of our other restaurants receive their BJ’s beer either from one of our restaurant brewing operations, our Texas brewpubs and/or independent third-party brewers using our proprietary recipes.

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

Our fiscal year consists of 52 or 53 weeks and ends on the Tuesday closest to December 31 for financial reporting purposes. Fiscal year 2024 ended on December 31, 2024, and consisted of 52 weeks of operations. Fiscal years 2023 and 2022 ended on January 2, 2024, and January 3, 2023, respectively, and consisted of 52 and 53 weeks of operations, respectively.

Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements. The ASU primarily enhanced disclosures of significant segment expenses and other segment items and is effective for fiscal years beginning after December 15, 2023. We adopted ASU 2023-07 on January 3, 2024, the first day of fiscal 2024. The adoption of this standard did not impact the identification or measurement of our reportable segments but enhanced the disclosure of segment expense information. The amendments were applied retrospectively to all periods presented in accordance with the standard's transition requirements. These categories are consistent with the manner in which our Chief Operating Decision Maker (“CODM”) evaluates performance and allocates resources. The enhanced disclosures for the year ended December 31, 2024, are included in Note 15 to our consolidated financial statements. Comparative periods have been restated to conform to the current year’s presentation.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and should be applied either prospectively or retrospectively. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and related disclosures.

In March 2024, the Securities and Exchange Commission (“SEC”) issued its final climate disclosure rules. The rules require disclosure of climate-related information outside of the audited financial statements and disclosure in the footnotes addressing specified financial statement effects of severe weather events and other natural conditions above certain financial thresholds, certain carbon offsets and renewable energy credits or certificates, if material. Disclosure requirements will begin phasing in for fiscal years beginning on or after January 1, 2025. On April 4, 2024, the SEC determined to voluntarily stay the effective date of the final rules pending certain legal challenges. We are currently evaluating the impact of adopting the new rules and continue to monitor the status of the related legal challenges.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires public entities to disaggregate, in a tabular presentation, certain income statement expenses into different categories, such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The guidance is effective for fiscal years beginning after December 15, 2026, with early adoption permitted, and may be applied retrospectively. We are currently evaluating the impact of adopting the new ASU on our consolidated financial statements and related disclosures.

We reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to our consolidated financial statements.

Segment Disclosure

The FASB ASC Topic 280, Segment Reporting, establishes standards for disclosures about different types of business activities in which we engage and the different economic environments in which we operate. We currently operate in one operating segment: full-service company-owned restaurants. Additionally, we operate in one geographic area: the United States of America.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments and money market funds with an original maturity of three months or less when purchased. Cash and cash equivalents are stated at cost, which approximates fair market value.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk and credit losses are credit card receivables and trade receivables consisting primarily of amounts due from gift card resellers, third-party delivery companies and vendor rebates. We consider the concentration of credit risk for gift card resellers, third-party delivery companies and vendor rebates to be minimal due to the payment histories and general financial condition of these gift card resellers and vendors. See Note 3 for disclosure of trade receivables by category as of December 31, 2024, and January 2, 2024. Additionally, we currently maintain our day-to-day operating cash balances with a major financial institution. At times, our operating cash balances may be in excess of the FDIC insurance limit.

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

Goodwill

We perform impairment testing annually, during the fourth quarter, and more frequently if factors and circumstances indicate impairment may have occurred. When evaluating goodwill for impairment, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying value. We currently have one reporting unit, which is full-service company-owned restaurants in the United States of America. If it is concluded that the fair value of our reporting unit is less than the goodwill carrying value, we estimate the fair value of the reporting unit and compare it to the carrying value of the reporting unit, including goodwill. If the carrying value of the reporting unit is greater than the estimated fair value, an impairment charge is recorded for the difference between the implied fair value of goodwill and its carrying amount. To calculate the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is first allocated to all of the other assets and liabilities of that unit based on their relative fair values. The excess of the reporting unit’s fair value over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. This adjusted carrying value becomes the new goodwill accounting basis value. Based on our impairment assessment, we did not record any impairment to goodwill during fiscal 2024, 2023 or 2022.

Long-Lived Assets

We assess the potential impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The assets are generally reviewed for impairment on a restaurant level basis, and inclusive of property and equipment and lease right-of-use assets; or at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. Factors considered include, but are not limited to, significant underperformance by the restaurant relative to historical operating results; significant changes in the manner of use of the assets or the strategy for the overall business; significant negative industry or economic trends; or our expectation to dispose of long-lived assets before the end of their previously estimated useful lives. We use the undiscounted cash flow method to assess the recoverability of potentially impaired long-lived assets by comparing the carrying value of the assets to the undiscounted cash flows expected to be generated by the assets. If the carrying value of the assets exceeds the undiscounted cash flows expected to be generated by the assets, an impairment charge is recognized for the amount by which the carrying value exceeds the fair value of the assets. We measure the fair value by discounting estimated future cash flows using assumptions that are consistent with what a market participant would use. As a result of this analysis, in fiscal 2024, we recorded a $12.1 million impairment charge to operating income. In fiscal 2023 and fiscal 2022, we recorded a $3.4 million and $9.3 million impairment charge to operating income, respectively, for the amount by which the carrying value of the restaurant’s assets exceeded its fair value estimated using the discounted cash flow method.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for fiscal 2024, 2023 and 2022 were approximately $26.5 million, $23.4 million and $21.3 million, respectively. Advertising costs are primarily included in “Occupancy and operating” expenses on our Consolidated Statements of Operations.

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

The following table presents a reconciliation of basic and diluted net income per share, including the number of dilutive equity awards that were included in the dilutive net income per share computation (in thousands):

	Fiscal Year
	2024	2023	2022
Numerator:
Net income	$16,687	$19,660	$4,076
Denominator:
Weighted-average shares outstanding - basic	23,132	23,452	23,405
Dilutive effect of equity awards	636	471	257
Weighted-average shares outstanding - diluted	23,768	23,923	23,662

At December 31, 2024, January 2, 2024, and January 3, 2023, there were approximately 1.0 million, 0.9 million, and 1.9 million shares of common stock equivalents, respectively, that have been excluded from the calculation of diluted net income per share because they are anti-dilutive. Included in the calculation of common stock equivalents were warrants to purchase

876,949 shares, which were also anti-dilutive at January 3, 2023. The warrants were dilutive at December 31, 2024 and January 2, 2024.

Stock‑Based Compensation

Our current shareholder approved stock-based compensation plan is the BJ’s Restaurants, Inc. 2024 Equity Incentive Plan, (as it may be amended from time to time, “the Plan”). Under the Plan, we may issue shares of our common stock to team members, officers, directors and consultants. We grant non-qualified stock options, and service- and performance-based RSUs. Since fiscal 2024, we also grant performance-based RSUs with market-based metrics. Additionally, we issue time-based RSUs in connection with the BJ’s Gold Standard Stock Ownership Program (the “GSSOP”), a long-term equity incentive program for our restaurant general managers, executive kitchen managers, directors of operations and directors of kitchen operations. All GSSOP participants are required to remain in good standing during their vesting period.

Stock options are charged against the Plan share reserve on the basis of one share for each share of common stock issuable upon exercise of options granted. All options granted under the Plan expire within 10 years of their date of grant. Awards of stock options or stock appreciation rights are charged against the Plan share reserve on the basis of one share for each share granted. All other awards are charged against the 2024 Plan share reserve on the basis of 1.5 shares for each share granted. We estimate forfeitures based on historical data and we take into consideration future expectations. The Plan also contains other limits on the terms of incentive grants such as the maximum number that can be granted to a team member during any fiscal year.

We use the Black-Scholes option-pricing model to determine the fair value of our stock options, and we use the Monte Carlo simulation model to determine the fair value of our performance-based RSUs which include a market-based metric. Both models require assumptions to be made regarding our stock price volatility, the expected life of the award, risk-free interest rate and expected dividend rates. The fair value of service-based and performance-based RSUs granted, that do not include a market-based metric, is equal to the fair value of our common stock at market close on the date of grant or the last trading day prior to the date of grant when grants take place on a day when the market is closed. The grant date fair value of each stock option, performance-based RSU with market-based metrics and service-based RSU is expensed over the vesting period (e.g., one, three or five years) and the fair value of each performance-based RSU, that does not include a market-based metric, is expensed based on the estimated quantity that is expected to vest corresponding with management's current estimate of the level that the performance goal will be achieved.

The Plan permits our Board of Directors to set the vesting terms and exercise period for awards at their discretion; however, the grant of awards with no minimum vesting period or a vesting period less than one year may not exceed 5% of the total number of shares authorized under the Plan. Stock options and time-based RSUs cliff vest at one year or ratably over three years for non-GSSOP participants, and either cliff vest at five years or cliff vest at 33% on the third anniversary and 67% on the fifth anniversary for GSSOP participants. Performance-based RSUs cliff vest on the third anniversary of the grant date in an amount from 0% to 150% of the grant quantity, depending on the level of performance target achievement.

2. Revenue Recognition

Revenue recognized on our Consolidated Statements of Operations for the redemption of gift cards and loyalty rewards deferred at the beginning of each respective fiscal year were as follows (in thousands):

	Fiscal Year
	2024	2023	2022
Revenue recognized from gift card liability	$10,629	$11,261	$14,978
Revenue recognized from guest loyalty program	$7,031	$7,166	$7,510

3. Accounts and Other Receivables

Accounts and other receivables consisted of the following (in thousands):

	December 31, 2024	January 2, 2024
Credit cards	$8,526	$6,051
Third-party gift card sales	3,984	3,618
Third-party delivery	3,885	3,803
Income taxes	864	1,287
Other	3,143	4,710
	$20,402	$19,469

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2024	January 2, 2024
Land	$2,523	$2,507
Building improvements	428,366	418,320
Leasehold improvements	345,916	330,971
Furniture and fixtures	172,804	168,086
Equipment	424,839	393,430
Construction in progress	13,269	21,922
Property and equipment, gross	1,387,717	1,335,236
Accumulated depreciation and amortization	(877,136)	(810,046)
Property and equipment, net	$510,581	$525,190

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31, 2024	January 2, 2024
Payroll related	$24,669	$27,239
Workers’ compensation and general liability	22,216	23,792
Deferred revenue from gift cards	15,668	14,380
Deferred loyalty revenue	2,910	2,510
Insurance related	4,164	550
Sales taxes	7,254	7,592
Other taxes	8,694	9,548
Other current rent related	2,806	2,477
Utilities	2,475	2,697
Merchant cards	2,239	2,184
Maintenance related	289	1,949
Leadership transition related	2,829	—
Consulting related	2,135	—
Other	6,968	6,377
	$105,316	$101,295

6. Leases

Lease costs included on the Consolidated Statements of Operations consisted of the following (in thousands):

	Fiscal Year
	2024	2023	2022
Lease cost	$57,836	$59,268	$60,163
Variable lease cost	3,567	3,864	3,445
Total lease costs	$61,403	$63,132	$63,608

Weighted-average lease term and discount rate were as follows:

	December 31, 2024	January 2, 2024
Weighted-average remaining lease term	10.3 Years	11.0 Years
Weighted-average discount rate	5.9	5.8

Operating lease obligation maturities as of December 31, 2024, were as follows (in thousands):

2025	$65,182
2026	66,011
2027	62,759
2028	59,034
2029	53,044
Thereafter	234,599
Total lease payments	540,629
Less: imputed interest	(106,518)
Present value of operating lease obligations	$434,111

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

Letters of Credit

We have irrevocable standby letters of credit outstanding, as required under our workers’ compensation insurance arrangements, of $19.3 million as of December 31, 2024. Our standby letters of credit automatically renew each October 31 for one year unless 30 days’ notice, prior to such renewal date, is given by the financial institution that provides the letters. The standby letters of credit issued under our Credit Facility reduce the amount available for borrowing.

Purchase Commitments

Purchase obligations, which include inventory purchases, equipment purchases, information technology and other miscellaneous commitments, were $41.2 million and $28.1 million at December 31, 2024 and January 2, 2024, respectively. These purchase obligations are primarily due within three years and recorded as liabilities when goods are received, or services rendered.

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

Our Credit Facility matures on November 3, 2026, and provides us with revolving loan commitments totaling $215 million, which may be increased up to $315 million, of which $50 million may be used for the issuance of letters of credit. Availability under the Credit Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. On December 31, 2024, there were borrowings of $66.5 million and letters of credit of $19.3 million outstanding, leaving $129.2 million available to borrow.

Effective October 29, 2024, we entered into an Amendment No. 1 (Conforming Changes) to Fourth Amended and Restated Credit Agreement (“the Amendment”) with Bank of America, N.A., as the Administrative Agent pursuant to which the Company modified the Fourth Amended and Restated Credit Agreement, dated November 3, 2021, with Bank of America, N.A. BofA, JPMorgan Chase Bank, N.A., and certain other parties. Pursuant to the Amendment, the referenced interest rate was changed from the Bloomberg Short-Term Bank Yield Index rate (“BSBY”) (which will no longer be reported effective in November 2024), to a term Secured Overnight Financing Rate (“Term SOFR”). The impact of this change was immaterial on our Consolidated Statements of Operations.

Borrowings under the Line of Credit bear interest at an annual rate equal to either (a) the Term SOFR plus a percentage not to exceed 2.00% (with a floor on SOFR of 0.00%), or (b) a percentage not to exceed 1.00% above a Base Rate equal to the highest of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) BofA’s Prime Rate, (iii) the Term SOFR rate plus 1.00%, and (iv) 1.00%, in either case depending on the level of lease and debt obligations of the Company as compared to EBITDA plus lease expenses. The weighted average interest rate during fiscal 2024 and 2023 was approximately 6.7%.

The Credit Facility is secured by the Company’s assets and contains provisions requiring us to maintain compliance with certain covenants, including a Fixed Charge Coverage Ratio and a Lease Adjusted Leverage Ratio. At December 31, 2024, we were in compliance with these covenants.

Pursuant to the Line of Credit, we are required to pay certain customary fees and expenses associated with maintenance and use of the Line of Credit, including letter of credit issuance fees, unused commitment fees and interest, which are payable monthly. Interest expense and commitment fees under the Credit Facility were approximately $5.5 million, $4.9 million and $2.9 million for fiscal 2024, 2023 and 2022, respectively. We also capitalized approximately $0.3 million and $0.5 million of interest expense related to new restaurant construction during fiscal 2024 and 2023.

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

There were no transfers among levels within the fair value hierarchy during the year ended December 31, 2024. The following table presents the fair values for our financial assets and liabilities measured on a recurring basis (in thousands):

	Level	December 31, 2024	January 2, 2024
Deferred compensation plan - liabilities	1	$13,179	$10,579

The Company’s financial statements include cash and cash equivalents, accounts and other receivables, accounts payable, and accrued expenses for which the carrying amounts approximate fair value due to their short-term maturity. At December 31, 2024 and January 2, 2024, the fair value of our amended revolving credit facility approximated its carrying value since it is a variable rate credit facility (Level 2).

10. Shareholders’ Equity

Warrant

ACT III’s warrant for 876,949 at an exercise price of $26.94 was set to expire on May 4, 2025, five years following the issuance. On December 30, 2024, the Company agreed to extend the termination date of the warrant by two years to May 4, 2027, and recorded a related expense of $4.6 million within “Other (expense) income, net” on our Consolidated Statements of Operations. The warrant extension was executed in conjunction with a Cooperation Agreement that contains material non-shareholder restrictions, such as those limiting ACT III's ability to purchase additional Company shares.

Preferred Stock

We are authorized to issue 5.0 million shares of one or more series of preferred stock and we are authorized to determine the rights, preferences, privileges and restrictions to be granted to, or imposed upon, any such series, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. No shares of preferred stock were issued or outstanding at December 31, 2024 or January 2, 2024. We currently have no plans to issue shares of preferred stock.

Common Stock

Shareholders are entitled to one vote for each share of common stock held of record. Pursuant to the requirements of California law, shareholders are entitled to accumulate votes in connection with the election of directors. Shareholders of our outstanding common stock are entitled to receive dividends if and when declared by the Board of Directors.

Cash Dividends

We currently do not pay any cash dividends. Any payment of quarterly cash dividends will be subject to our Board of Directors determining that the payment of dividends is in the best interest of the Company and its shareholders. As such, the only cash dividends paid during fiscal 2024 and 2023 were related to dividends declared prior to fiscal 2020 on restricted stock grants, which vested under our stock-based compensation plans.

Stock Repurchases

During fiscal 2024, we repurchased and retired approximately 757,000 shares of our common stock at an average price of $33.20 per share for approximately $25.1 million, which is recorded as a reduction in common stock, with any excess charged to retained earnings. Our Board of Directors approved a $50 million increase in our share repurchase program both in February 2024 and February 2025. Currently we have $82.5 million available under our authorized $600 million share repurchase program. Repurchases may be made at any time.

11. Income Taxes

Income tax benefit for the last three fiscal years consists of the following (in thousands):

	Fiscal Year
	2024	2023	2022
Current:
Federal	$2,780	$1,378	$647
State	969	897	379
	3,749	2,275	1,026
Deferred:
Federal	(10,891)	(11,344)	(12,653)
State	(1,280)	(491)	(757)
	(12,171)	(11,835)	(13,410)

Income tax benefit	$(8,422)	$(9,560)	$(12,384)

Income tax benefit for the last three fiscal years differs from the amount that would result from applying the federal statutory rate as follows:

	Fiscal Year
	2024	2023	2022
Income tax at statutory rates	21.0%	21.0%	(21.0)%
State income taxes, net of federal benefit	5.5	5.8	(10.4)
Permanent differences	10.6	7.7	17.3
Income tax credits	(147.1)	(117.9)	(156.8)
Return to provision	0.4	0.9	(4.3)
Stock warrant extension	11.7	—	—
Prior year tax credit true-up	4.3	(6.4)	14.1
Benefit from net operating loss carryback	—	—	1.8
Change in valuation allowance	(8.5)	(2.6)	6.8
Other, net	0.2	(3.2)	3.4
	(101.9)%	(94.7)%	(149.1)%

The components of the deferred income tax asset (liability) consist of the following (in thousands):

	December 31, 2024	January 2, 2024
Deferred income tax asset:
Accrued expenses	$12,526	$12,939
Other	8,436	6,933
Deferred revenues	23	—
Gift cards	1,128	876
Stock-based compensation	3,667	5,026
Operating lease liability	111,254	116,527
Income tax credits	74,826	67,596
Net operating losses	4,831	5,085
State tax	358	226
Gross deferred income tax asset	217,049	215,208
Valuation allowance	(186)	(889)
Deferred income tax asset, net of valuation allowance	216,863	214,319

Deferred income tax liability:
Property and equipment	(51,516)	(55,269)
Intangible assets	(2,807)	(2,951)
Operating lease assets	(96,255)	(101,358)
Smallwares	(3,967)	(4,594)
Deferred income tax liability	(154,545)	(164,172)
Net deferred income tax asset	$62,318	$50,147

At December 31, 2024, we had federal and state income tax credit carryforwards of approximately $75.0 million and $0.1 million, respectively, consisting primarily of the credit for FICA taxes paid on reported team member tip income. The FICA tax credits will begin to expire in 2039.

At December 31, 2024, we have state and city net operating loss carryforwards of $106.4 million with statutory carryforward periods ranging from 5 years to 20 years. The earliest year that a material state net operating loss will expire is 2025.

We have completed an analysis of our ability to use our federal and state tax credit and net operating loss carry forwards. As of December 31, 2024 and January 2, 2024, we have determined that no valuation allowance is required against federal tax credit carryforwards; however, we have recorded a valuation allowance against certain state net operating loss and tax credit carryforwards of $0.2 million and $0.9 million, respectively, net of the federal benefit which are not more likely than not to be realized prior to expiration. We recognize interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2024 and January 2, 2024, we had accrued $0.1 million for interest and penalties with respect to uncertain tax positions.

As of December 31, 2024, unrecognized tax benefits recorded was approximately $0.9 million, of which approximately $0.9 million, if reversed would impact our effective tax rate. We anticipate no change in our liability for unrecognized tax benefits within the next twelve-month period.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Fiscal Year
	2024	2023	2022
Gross unrecognized tax benefits at beginning of year	$967	$1,249	$1,198
Increases for tax positions taken in prior years	29	102	3
Decreases for tax positions taken in prior years	—	—	(29)
Increases for tax positions taken in the current year	134	104	91
Lapse in statute of limitations	(256)	(488)	(14)
Gross unrecognized tax benefits at end of year	$874	$967	$1,249

Our uncertain tax positions are related to tax years that remain subject to examination by tax agencies. As of December 31, 2024, the earliest tax year still subject to examination by the Internal Revenue Service is 2021. The earliest year still subject to examination by a significant state or local taxing authority is 2020.

12. Stock-Based Compensation Plans

The following table presents the stock-based compensation recognized within our consolidated financial statements (in thousands):

	Fiscal Year
	2024	2023	2022
Labor and benefits	$2,452	$2,583	$2,886
General and administrative	6,177	8,319	7,212
Capitalized (1)	357	380	326
Total stock-based compensation	$8,986	$11,282	$10,424

(1) Capitalized stock-based compensation relates to our restaurant development personnel and is included in “Property and equipment, net” on our Consolidated Balance Sheets.

Stock Options

The fair value of each stock option was estimated on the grant date using the Black‑Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year
	2024	2023	2022
Expected volatility	67.6%	66.9%	63.5%
Risk-free interest rate	3.9%	3.6%	1.8%
Expected option life	5 years	5 years	5 years
Dividend yield	—	—	—
Fair value of options granted	$19.00	$18.24	$17.15

Under our stock-based compensation plan, the exercise price of a stock option is required to equal or exceed the fair value of our common stock at market close on the option grant date or the last trading day prior to the date of grant when grants take place on a day when the market is closed. The following table presents stock option activity:

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 28, 2021	775	$41.77	519	$41.02	5.0
Granted	111	$31.57
Exercised	—	$—
Forfeited	(62)	$40.71
Outstanding at January 3, 2023	824	$40.48	601	$41.57	4.7
Granted	124	$31.19
Exercised	(28)	$29.18
Forfeited	(53)	$37.43
Outstanding at January 2, 2024	867	$39.70	648	$41.65	4.4
Granted	156	$32.09
Exercised	(7)	$31.60
Forfeited	(83)	$32.89
Outstanding at December 31, 2024	933	$39.10	741	$41.00	3.9

Information relating to significant option groups outstanding as of December 31, 2024, is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$22.27 – $31.34	99	7.9	$30.55	45	$30.29
$31.86 – $31.95	104	9.2	$31.88	—	$—
$32.27 – $35.95	173	4.8	$34.30	139	$34.58
$37.10 – $37.10	2	1.9	$37.10	2	$37.10
$37.70 – $37.70	126	3.0	$37.70	126	$37.70
$38.90 – $38.90	126	5.0	$38.90	126	$38.90
$39.33 – $46.91	147	4.3	$44.78	147	$44.78
$47.04 – $51.08	65	0.1	$47.16	65	$47.16
$52.98 – $52.98	7	0.2	$52.98	7	$52.98
$53.22 – $53.22	84	4.0	$53.22	84	$53.22
$22.27 – $53.22	933	4.9	$39.10	741	$41.00

As of December 31, 2024, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $2.0 million, which is expected to be recognized over the next three years.

Restricted Stock Units

Service-Based Restricted Stock Units

The following table presents service-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 28, 2021	619	$39.35
Granted	368	$28.44
Vested or released	(165)	$40.59
Forfeited	(93)	$35.24
Outstanding at January 3, 2023	729	$34.10
Granted	344	$28.93
Vested or released	(169)	$37.69
Forfeited	(82)	$31.62
Outstanding at January 2, 2024	822	$31.46
Granted	306	$33.13
Vested or released	(232)	$37.80
Forfeited	(124)	$29.94
Outstanding at December 31, 2024	772	$30.45

As of December 31, 2024, total unrecognized stock-based compensation expense related to non-vested service-based RSUs was approximately $11.3 million, which is expected to be recognized over the next three to five years.

Performance-Based Restricted Stock Units

The following table presents performance-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 28, 2021	112	$45.60
Granted	52	$32.27
Vested or released	(27)	$53.22
Forfeited	(14)	$40.06
Outstanding at January 3, 2023	123	$38.89
Granted	52	$31.87
Vested or released	(40)	$38.90
Forfeited	(7)	$35.01
Outstanding at January 2, 2024	128	$36.24
Granted	79	$39.09
Vested or released	(65)	$46.91
Forfeited	(59)	$32.93
Outstanding at December 31, 2024	83	$32.89

The fair value of performance-based RSUs which include a market-based metric was estimated on the grant date using the Monte Carlo simulation model with the following weighted average assumptions:

	Fiscal Year
	2024	2023	2022
Volatility	49.8%	n/a	n/a
Risk-free interest rate	3.8%	n/a	n/a
Expected life (years)	3	n/a	n/a
Expected dividend yield	—%	n/a	n/a
Fair value of market-based awards granted	$34.79	n/a	n/a

As of December 31, 2024, the total unrecognized stock-based compensation expense related to non-vested performance-based RSUs was approximately $0.9 million, which is expected to be recognized over the next three years.

13. Benefit Plans

We maintain a voluntary, contributory 401(k) plan for eligible team members. Team members may elect to contribute up to the IRS maximum for the plan year. Additionally, eligible participants may also elect catch-up contributions as provided for by the IRS. Our executive officers and other highly compensated team members are not eligible to participate in the 401(k) plan. Team member contributions are matched by us at a rate of 33% for the first 6% of deferred earnings. We contributed approximately $0.8 million, $0.8 million and $0.6 million in fiscal 2024, 2023 and 2022, respectively.

We also maintain a non-qualified deferred compensation plan (the “DCP”) for our executive officers and other highly compensated team members, as defined in the DCP, who are otherwise ineligible for participation in our 401(k) plan. The DCP allows participating team members to defer the receipt of a portion of their base compensation and up to 100% of their eligible bonuses. Additionally, the DCP allows for a voluntary company match as determined by our compensation committee. During fiscal 2024, there were no Company contributions made or accrued. We pay for related administrative costs, which were not material during fiscal 2024. Team member deferrals are deposited into a rabbi trust, and the funds are generally invested in individual variable life insurance contracts owned by us that are specifically designed to informally fund savings plans of this nature. Our investment in variable life insurance contracts, reflected in “Other assets, net” on our Consolidated Balance Sheets, was $12.8 million and $10.4 million as of December 31, 2024, and January 2, 2024, respectively. Our obligation to participating team members, included in “Other liabilities” on the accompanying Consolidated Balance Sheets, was $13.2 million and $10.6 million as of December 31, 2024, and January 2, 2024, respectively. All income and expenses related to the rabbi trust are reflected in our Consolidated Statements of Operations.

14. Related Party Transactions

BJ's Act III, LLC

Our consulting agreement for defined services with Act III Management, LLC, an affiliate of BJ’s Act III, LLC, one of our beneficial stockholders, and Act III Holdings, LLC, of which one current member and one former member of the Board of Directors are partners, in the amount of $195,000, expired on December 31, 2022.

On December 30, 2024, the Company agreed to extend Act III's warrant termination date by two years to May 4, 2027, and recorded a related expense of $4.6 million within “Other (expense) income, net” on our Consolidated Statements of Operations. See Note 10 for further information.

Equity Method Investment

During fiscal 2022, we contributed assets valued at $5.0 million to a company, in which our Board member and former Chief Executive Officer has a less than 1% interest. We recorded this non-cash contribution, in exchange for a 20% ownership of the company, as an investment within “Equity method investment” on our Consolidated Balance Sheets, and the related gain within “Loss on disposal and impairment of assets, net” on our Consolidated Statements of Operations. For fiscal 2024, 2023 and 2022, we recorded a net loss related to the investment of $0.5 million, $0.2 million and zero, respectively, within “Other income, net,” and accordingly adjusted the investment carrying amount on our Consolidated Balance Sheets.

15. Segment Information

We currently operate in one operating segment: full-service company-owned restaurants and in one geographic area: the United States of America. We do not have intra-entity sales or transfers. Our revenues are comprised of food and beverage sales from our restaurants, including takeout, delivery and catering sales. Our CODM is our interim chief executive officer, and he assesses performance and decides how to allocate resources based on income (loss) from operations, which is also reported on our Consolidated Statements of Operations. Additionally, the measure of segment assets is reported on our Consolidated Balance Sheets as total assets. Our CODM uses net income to evaluate income generated from our segment assets and decides whether to reinvest profits into other parts of our business.

Reported segment revenue and expenses is presented below (in thousands):

	Fiscal Year
	2024	2023	2022
Revenues	$1,357,302	$1,333,229	$1,283,926
Less:
Cost of sales	348,835	344,945	347,463
Labor and benefits	486,330	480,867	474,045
Occupancy and operating	326,544	329,630	317,628
Other segment items	108,768	93,036	79,885
Depreciation and amortization	72,745	70,992	70,385
Income (loss) from operations	14,080	13,759	(5,480)

Reconciliation to net income:
Interest expense, net	5,484	4,915	2,888
Other expense (income), net	331	(1,256)	(60)
Income tax benefit	(8,422)	(9,560)	(12,384)
Net income	$16,687	$19,660	$4,076