Form 10-Q
period 2025-04-01
BJs RESTAURANTS INC
filed 2025-05-05
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 1, 2025

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

As of May 2, 2025, there were 22,115,837 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 1, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,002	$26,096
Accounts and other receivables, net	16,320	20,402
Inventories, net	12,357	12,768
Prepaid expenses and other current assets	16,400	20,299
Total current assets	64,079	79,565

Property and equipment, net	510,105	510,581
Operating lease assets	331,189	336,936
Goodwill	4,673	4,673
Equity method investment	4,107	4,266
Deferred income taxes, net	63,736	62,318
Other assets, net	41,958	42,725
Total assets	$1,019,847	$1,041,064

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$20,368	$51,011
Accrued expenses	108,386	105,316
Current operating lease obligations	35,704	39,982
Total current liabilities	164,458	196,309

Long-term operating lease obligations	385,377	394,129
Long-term debt	85,500	66,500
Other liabilities	13,031	14,109
Total liabilities	648,366	671,047

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 125,000 shares authorized and 22,436 and 22,697 shares issued and outstanding as of April 1, 2025 and December 31, 2024, respectively	—	—
Capital surplus	74,061	77,576
Retained earnings	297,420	292,441
Total shareholders’ equity	371,481	370,017
Total liabilities and shareholders’ equity	$1,019,847	$1,041,064

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Thirteen Weeks Ended
	April 1, 2025	April 2, 2024
Revenues	$347,973	$337,334
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	86,820	84,953
Labor and benefits	125,652	125,021
Occupancy and operating	79,911	76,858
General and administrative	21,752	22,997
Depreciation and amortization	18,277	17,873
Restaurant opening	438	590
Loss on disposal and impairment of assets, net	173	784
Total costs and expenses	333,023	329,076
Income from operations	14,950	8,258

Other (expense) income:
Interest expense, net	(1,230)	(1,411)
Other (expense) income, net (1)	(61)	696
Total other expense	(1,291)	(715)
Income before income taxes	13,659	7,543

Income tax expense (benefit)	167	(180)
Net income	$13,492	$7,723

Net income per share:
Basic	$0.59	$0.33
Diluted	$0.58	$0.32

Weighted average number of shares outstanding:
Basic	22,683	23,318
Diluted	23,284	23,965

(1)
For the thirteen weeks ended April 1, 2025 and April 2, 2024, related party costs included in other income, net was an equity method investment loss of $158,000 and $147,000, respectively See Note 10 for further information.

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

	For the Thirteen Weeks Ended
	Common Stock		Capital	Retained
	Shares	Amount	Surplus	Earnings	Total
Balance, January 2, 2024	23,184	$—	$77,036	$288,725	$365,761
Exercise of stock options	5	251	(83)	—	168
Issuance of restricted stock units	180	8,440	(9,301)	—	(861)
Repurchase, retirement and reclassification of common stock	—	(8,691)	—	8,691	—
Stock-based compensation	—	—	2,561	—	2,561
Net income	—	—	—	7,723	7,723
Balance, April 2, 2024	23,369	$—	$70,213	$305,139	$375,352

Balance, December 31, 2024	22,697	$—	$77,576	$292,441	$370,017
Exercise of stock options	23	1,076	(396)	—	680
Issuance of restricted stock units	120	4,510	(5,159)	—	(649)
Repurchase, retirement and reclassification of common stock	(404)	(5,586)	—	(8,513)	(14,099)
Stock-based compensation	—	—	2,040	—	2,040
Net income	—	—	—	13,492	13,492
Balance, April 1, 2025	22,436	$—	$74,061	$297,420	$371,481

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Thirteen Weeks Ended
	April 1, 2025	April 2, 2024
Cash flows from operating activities:
Net income	$13,492	$7,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,277	17,873
Non-cash lease expense	8,441	7,855
Amortization of financing costs	55	54
Deferred income taxes	(1,418)	(655)
Stock-based compensation expense	1,950	2,477
Loss on disposal and impairment of assets, net	173	784
Equity method investment	159	147
Changes in assets and liabilities:
Accounts and other receivables	4,082	4,654
Inventories, net	588	(138)
Prepaid expenses and other current assets	3,172	1,637
Other assets, net	273	(2,287)
Accounts payable	(30,891)	(5,832)
Accrued expenses	3,070	888
Operating lease obligations	(15,724)	(14,660)
Other liabilities	(1,078)	1,810
Net cash provided by operating activities	4,621	22,330

Cash flows from investing activities:
Purchases of property and equipment	(16,683)	(21,882)
Proceeds from disposal of assets	36	—
Net cash used in investing activities	(16,647)	(21,882)

Cash flows from financing activities:
Borrowings on line of credit	218,500	234,400
Payments on line of credit	(199,500)	(244,400)
Taxes paid on vested stock units under employee plans	(649)	(861)
Proceeds from exercise of stock options	680	168
Cash dividends accrued under stock compensation plans	—	(5)
Repurchase of common stock	(14,099)	—
Net cash provided by (used in) financing activities	4,932	(10,698)

Net decrease in cash and cash equivalents	(7,094)	(10,250)
Cash and cash equivalents, beginning of period	26,096	29,070
Cash and cash equivalents, end of period	$19,002	$18,820

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Thirteen Weeks Ended
	April 1, 2025	April 2, 2024
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,248	$1,437
Cash paid for interest, net of capitalized interest	$914	$1,204
Cash paid for operating lease obligations	$16,209	$15,537
Supplemental disclosure of non-cash investing and financing activities:
Operating lease assets obtained in exchange for operating lease obligations	$2,694	$7,046
Property and equipment acquired and included in accounts payable	$4,855	$7,544
Stock-based compensation capitalized	$90	$84

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates. Our operating results for the thirteen weeks ended April 1, 2025 may not be indicative of operating results for the entire year.

A description of our accounting policies and other financial information is included in our audited consolidated financial statements filed with the SEC on Form 10-K for the fiscal year ended December 31, 2024. The disclosures included in our accompanying interim consolidated financial statements and footnotes should be read in conjunction with our consolidated financial statements and notes thereto included in the Annual Report on Form 10-K and our other reports filed from time to time with the Securities and Exchange Commission.

Recently Issued Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and should be applied either prospectively or retrospectively. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and related disclosures.

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

The liability related to our gift card and loyalty program, included in “Accrued expenses” on our Consolidated Balance Sheets is as follows (in thousands):

	April 1, 2025	December 31, 2024
Gift card liability	$11,347	$15,668
Deferred loyalty revenue	$2,933	$2,910

Revenue recognized for the redemption of gift cards and loyalty rewards deferred at the beginning of each respective fiscal year is as follows (in thousands):

	For the Thirteen Weeks Ended
	April 1, 2025	April 2, 2024
Revenue recognized from gift card liability	$5,770	$5,863
Revenue recognized from guest loyalty program	$5,746	$4,318

3. LEASES

We determine if a contract contains a lease at inception. Our material operating leases consist of restaurant locations and office space. U.S. GAAP requires that our leases be evaluated and classified as operating or finance leases for financial reporting purposes. The classification evaluation begins at the commencement date, and the lease term used in the evaluation includes the non-cancellable period for which we have the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option would result in an economic penalty. All of our restaurant and office space leases are classified as operating leases. We have elected to account for lease and non-lease components as a single lease component for office and beverage equipment. We do not have any finance leases.

Lease costs included in “Occupancy and operating” on the Consolidated Statements of Operations consisted of the following (in thousands):

	For the Thirteen Weeks Ended
	April 1, 2025	April 2, 2024
Lease cost	$14,676	$14,389
Variable lease cost	942	795
Total lease costs	$15,618	$15,184

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

Our Credit Facility matures on November 3, 2026, and provides us with revolving loan commitments totaling $215 million, which may be increased up to $315 million, of which $50 million may be used for the issuance of letters of credit. Availability under the Credit Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. On April 1, 2025, there were borrowings of $85.5 million and letters of credit of $19.3 million outstanding, leaving $110.2 million available to borrow.

Effective October 29, 2024, we entered into an Amendment No. 1 (Conforming Changes) to Fourth Amended and Restated Credit Agreement (“the Amendment”) with Bank of America, N.A., as the Administrative Agent pursuant to which the Company modified the Fourth Amended and Restated Credit Agreement, dated November 3, 2021, with BofA, JPMorgan Chase Bank, N.A., and certain other parties. Pursuant to the Amendment, the referenced interest rate was changed from the Bloomberg Short-Term Bank Yield Index rate (“BSBY”), which will no longer be reported effective in November 2024, to a term Secured Overnight Financing Rate (“Term SOFR”). The impact of this change was immaterial on our Consolidated Statements of Operations.

Borrowings under the Line of Credit bear interest at an annual rate equal to either (a) the Term SOFR plus a percentage not to exceed 2.00% (with a floor on Term SOFR of 0.00%), or (b) a percentage not to exceed 1.00% above a Base Rate equal to the highest of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) BofA’s Prime Rate, (iii) the Term SOFR rate plus 1.00%, and (iv) 1.00%, in either case depending on the level of lease and debt obligations of the Company as compared to EBITDA plus lease expenses. The weighted average interest rate during the thirteen weeks ended April 1, 2025 and April 2, 2024 was approximately 6.0% and 6.9%, respectively.

The Credit Facility is secured by the Company’s assets and contains provisions requiring us to maintain compliance with certain covenants, including a Fixed Charge Coverage Ratio and a Lease Adjusted Leverage Ratio. On April 1, 2025, we were in compliance with these covenants.

Pursuant to the Credit Facility, we are required to pay certain customary fees and expenses associated with maintenance and use of the Line of Credit, including letter of credit issuance fees, unused commitment fees and interest, which are payable monthly. Interest expense and commitment fees under the Credit Facility were approximately $1.2 million and $1.4 million, for the thirteen weeks ended April 1, 2025 and April 2, 2024, respectively. We also capitalized approximately $0.1 million of interest expense related to new restaurant construction during each of the thirteen weeks ended April 1, 2025 and April 2, 2024.

5. NET INCOME PER SHARE

Basic and diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. The number of diluted shares reflects the potential dilution that could occur if holders of in-the-money options and warrants were to exercise their right to convert these instruments into common stock and unvested restricted stock units (“RSUs”) were to vest. Additionally, performance-based restricted stock units (“RSUs”) are considered contingent shares; therefore, at each reporting date we determine the probable number of shares that will vest and include these contingently issuable shares in our diluted share calculation unless they are anti-dilutive. Once these performance-based RSUs vest, they are included in our basic net income per share calculation.

The following table presents a reconciliation of basic and diluted net income per share, including the number of dilutive equity awards included in the dilutive net income per share computation (in thousands):

	For the Thirteen Weeks Ended
	April 1, 2025	April 2, 2024
Numerator:
Net income	$13,492	$7,723
Denominator:
Weighted-average shares outstanding – basic	22,683	23,318
Dilutive effect of equity awards	601	647
Weighted-average shares outstanding – diluted	23,284	23,965

Net income per share:
Basic	$0.59	$0.33
Diluted	$0.58	$0.32

For each of the thirteen weeks ended April 1, 2025 and April 2, 2024, there were approximately 0.9 million of common stock equivalents that have been excluded from the calculation of diluted net income per share because they are anti-dilutive.

6. STOCK-BASED COMPENSATION

Our current shareholder approved stock-based compensation plan is the BJ’s Restaurants, Inc. 2024 Equity Incentive Plan, (as it may be amended from time to time, “the Plan”). Under the Plan, we may issue shares of our common stock to team members, officers, directors and consultants. We grant non-qualified stock options, and service- and performance-based RSUs. Since fiscal 2024, we also grant performance-based RSUs with market-based metrics. Additionally, we issue time-based RSUs in connection with the BJ’s Gold Standard Stock Ownership Program (the “GSSOP”), a long-term equity incentive program under the Plan for our restaurant general managers, executive kitchen managers, directors of operations and directors of kitchen operations. All GSSOP participants are required to remain in good standing during their vesting period.

All options granted under the Plan expire within 10 years of their date of grant. Awards of stock options or stock appreciation rights are charged against the Plan share reserve on the basis of one share for each option granted. All other awards are charged against the 2024 Plan share reserve on the basis of 1.5 shares for each award unit granted. We estimate forfeitures based on historical data and we take into consideration future expectations. The Plan also contains other limits on the terms of incentive grants such as the maximum number that can be granted to a team member during any fiscal year.

We use the Black-Scholes option-pricing model to determine the fair value of our stock options, and we use the Monte Carlo simulation model to determine the fair value of our performance-based RSUs that include a market-based metric. Both valuation models require management to make assumptions regarding stock price, volatility, the expected life of the award, risk-free interest rate and expected dividend yield. The fair value of service-based and performance-based RSUs without market-based metrics, is equal to the fair value of our common stock at market close on the grant date, or the last trading day prior to the grant date if the grant occurs on a day when the market is closed.

The grant date fair value of each stock option, service-based RSU, and performance-based RSU with market-based metrics is recognized as stock-based compensation expense on a straight-line basis over the applicable vesting period (e.g., one, three or five years). For performance-based RSUs without market-based metrics, stock-based compensation expense recognition is recognized based on the estimated number of awards that is expected to vest, which is reassessed each reporting period based on management’s current estimate of achievement of the applicable performance goals. Forfeitures are estimated based on historical experience and adjusted for future expectations.

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

The following table presents the stock-based compensation recognized within our consolidated financial statements (in thousands):

	For the Thirteen Weeks Ended
	April 1, 2025	April 2, 2024
Labor and benefits	$400	$508
General and administrative	$1,550	$1,969
Capitalized (1)	$90	$84
Total stock-based compensation	$2,040	$2,561

(1)
Capitalized stock-based compensation relates to our restaurant development personnel and is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The fair value of each stock option was estimated on the grant date using the Black‑Scholes option-pricing model with the following assumptions:

	For the Thirteen Weeks Ended
	April 1, 2025	April 2, 2024
Volatility	67.9%	67.5%
Risk-free interest rate	4.6%	3.9%
Expected life (years)	5	5
Expected dividend yield	—%	—%
Fair value of options granted	$20.62	$18.86

Under our stock-based compensation plan, the exercise price of a stock option is required to equal or exceed the fair value of our common stock at market close on the option grant date or the last trading day prior to the date of grant when grants take place on a day when the market is closed. The following table presents stock option activity:

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2024	933	$39.10	741	$41.00
Granted	35	34.28
Exercised	(23)	29.81
Forfeited	(83)	44.71
Outstanding at April 1, 2025	862	$38.61	719	$39.81

As of April 1, 2025, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $2.1 million, which is expected to be recognized over the next three years.

Restricted Stock Units

Service-Based Restricted Stock Units

The following table presents service-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 31, 2024	772	$30.45
Granted	85	34.28
Released	(99)	32.70
Forfeited	(32)	30.94
Outstanding at April 1, 2025	726	$30.57

As of April 1, 2025, total unrecognized stock-based compensation expense related to non-vested service-based RSUs was approximately $11.7 million, which is expected to be recognized over the next three to five years.

Performance-Based Restricted Stock Units

The following table presents performance-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 31, 2024	83	$32.89
Awarded	90	37.40
Released	(39)	32.27
Forfeited	(13)	33.59
Outstanding at April 1, 2025	121	$36.38

The fair value of performance-based RSUs, which include a market-based metric, was estimated on the grant date using the Monte Carlo simulation model with the following assumptions:

	For the Thirteen Weeks Ended
	April 1, 2025	April 2, 2024
Volatility	47.1%	49.8%
Risk-free interest rate	4.3%	3.8%
Expected life (years)	3	3
Expected dividend yield	—%	—%
Fair value of market-based awards granted	$34.28	$34.79

As of April 1, 2025, the total unrecognized stock-based compensation expense related to non-vested market-based and performance-based RSUs was approximately $2.9 million, which is expected to be recognized over the next three years.

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

Our effective income tax rate for the thirteen weeks ended April 1, 2025 was an expense of 1.2% compared to a benefit of 2.4% for the comparable thirteen weeks ended April 2, 2024. The effective tax rate benefit for the thirteen weeks ended April 1, 2025 and April

2, 2024, was different from the statutory tax rate primarily as a result of significant Federal Insurance Contributions Act (“FICA”) tax tip credits.

As of April 1, 2025, we had unrecognized tax benefits of approximately $0.9 million, which, if reversed, would impact our effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is the following (in thousands):

	For the Thirteen Weeks Ended
	April 1, 2025	April 2, 2024
Beginning gross unrecognized tax benefits	$874	$967
Increases for tax positions taken in the current year	33	26
Ending gross unrecognized tax benefits	$907	$993

Our uncertain tax positions are related to tax years that remain subject to examination by tax agencies. As of April 1, 2025, the earliest tax year still subject to examination by the Internal Revenue Service is 2021. The earliest year still subject to examination by a significant state or local taxing authority is 2020.

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

9. SHAREHOLDERS’ EQUITY

Warrant

BJ’s Act III, LLC’s (“Act III”) warrant for 876,949 shares of common stock at an exercise price of $26.94 was set to expire on May 4, 2025, five years following the issuance. On December 30, 2024, the Company agreed to extend the termination date of the warrant by two years to May 4, 2027. The warrant extension was executed in conjunction with a Cooperation Agreement that contains material non-shareholder restrictions, such as those limiting Act III's ability to purchase additional Company shares.

Stock Repurchases

During the thirteen weeks ended April 1, 2025, we repurchased and retired approximately 404,000 shares of our common stock at an average price of $34.94 per share for approximately $14.1 million, which is recorded as a reduction in common stock, with any excess charged to retained earnings. Our Board of Directors approved a $50 million increase in our share repurchase program both in February 2024 and February 2025. As of April 1, 2025, we had $71.8 million available under our authorized $600 million share repurchase program. Repurchases may be made at any time.

Cash Dividends

We currently do not pay any cash dividends. Any payment of quarterly cash dividends will be subject to our Board of Directors determining that the payment of dividends is in the best interest of the Company and its shareholders.

10. RELATED PARTY TRANSACTIONS

BJ's Act III, LLC

On December 30, 2024, the Company agreed to extend Act III's warrant termination date by two years to May 4, 2027, and recorded a related expense of $4.6 million within “Other (expense) income, net” on our Consolidated Statements of Operations. See Note 9 for further information.

Equity Method Investment

During fiscal 2022, we contributed assets valued at $5.0 million to a company, in which our Board member and former Chief Executive Officer has a less than 1% interest. We recorded this non-cash contribution, in exchange for a 20% ownership of the company, as an investment within “Equity method investment” on our Consolidated Balance Sheets, and the related gain within “Loss on disposal and impairment of assets, net” on our Consolidated Statements of Operations. For the thirteen weeks ended April 1, 2025 and April 2, 2024, we recorded a net loss related to the investment of $0.2 million and $0.1 million, respectively, within “Other income, net,” and accordingly adjusted the investment carrying amount on our Consolidated Balance Sheets.

11. SEGMENT INFORMATION

We currently operate in one operating segment: full-service company-owned restaurants and in one geographic area: the United States of America. We do not have intra-entity sales or transfers. Our revenues are comprised of food and beverage sales from our restaurants, including takeout, delivery and catering sales. Our Chief Operating Decision Maker (“CODM”) is our interim chief executive officer, and he assesses performance and decides how to allocate resources based on income (loss) from operations, which is also reported on our Consolidated Statements of Operations. Additionally, the measure of segment assets is reported on our Consolidated Balance Sheets as total assets. Our CODM uses net income to evaluate income generated from our segment assets and decides whether to reinvest profits into other parts of our business.

Reported segment revenue and expenses is presented below (in thousands):

	For the Thirteen Weeks Ended
	April 1, 2025	April 2, 2024
Revenues	$347,973	$337,334
Less:
Cost of sales	86,435	84,534
Labor and benefits	123,171	122,795
Occupancy and operating	82,777	79,503
Other segment items	22,363	24,371
Depreciation and amortization	18,277	17,873
Income from operations	14,950	8,258

Reconciliation to net income:
Interest expense, net	1,230	1,411
Other expense (income), net	61	(696)
Income tax expense (benefit)	167	(180)
Net income	$13,492	$7,723

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

Certain information included in this Form 10-Q and other filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers may contain “forward-looking” statements about our current and expected performance trends, growth plans, business goals and other matters. Words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should,” and similar expressions are intended to identify “forward-looking” statements. These statements, and any other statements that are not historical facts, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time. The cautionary statements made in this Form 10-Q should be read as being applicable to all related “forward-looking” statements wherever they appear in this Form 10-Q. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as updated in our Form 10-Q for the thirteen weeks ended April 1, 2025, and in other reports filed subsequently with the SEC.

GENERAL

BJ’s Restaurants is a leading full-service restaurant brand differentiated by a high-quality, varied menu with compelling value, a dining experience that offers our customers (referred to as “guests”) best-in-class service, hospitality and enjoyment, in a high-energy, welcoming and approachable atmosphere. BJ’s is a national restaurant chain that, as of May 5, 2025, owns and operates 219 restaurants located in 31 states.

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

RESULTS OF OPERATIONS

The following table provides, for the periods indicated, our unaudited Consolidated Statements of Operations expressed as percentages of total revenues. The results of operations for the thirteen weeks ended April 1, 2025 and April 2, 2024, are not necessarily indicative of the results to be expected for the full fiscal year. Percentages below may not reconcile due to rounding.

	For the Thirteen Weeks Ended
	April 1, 2025	April 2, 2024
Revenues	100.0%	100.0%
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	25.0	25.2
Labor and benefits	36.1	37.1
Occupancy and operating	23.0	22.8
General and administrative	6.3	6.8
Depreciation and amortization	5.3	5.3
Restaurant opening	0.1	0.2
Loss on disposal and impairment of assets, net	—	0.2
Total costs and expenses	95.7	97.6
Income from operations	4.3	2.4

Other (expense) income:
Interest expense, net	(0.4)	(0.4)
Other (expense) income, net	—	0.2
Total other expense	(0.4)	(0.2)
Income before income taxes	3.9	2.2

Income tax expense (benefit)	—	(0.1)
Net income	3.9%	2.3%

Thirteen Weeks Ended April 1, 2025 Compared to Thirteen Weeks Ended April 2, 2024

Revenues. Total revenues increased by $10.6 million, or 3.2%, to $348.0 million during the thirteen weeks ended April 1, 2025, from $337.3 million during the comparable thirteen-week period of 2024. The increase in revenues primarily consisted of a 1.7%, or $5.7 million, increase in comparable restaurant sales, and $4.8 million related to sales from new restaurants not yet in our comparable restaurant sales base. The increase in comparable restaurant sales was due to an increase in guest traffic of approximately 2.7%, offset by an average check decrease of approximately 1.0%, resulting from changes in mix, partially mitigated by menu price increases.

Cost of Sales. Cost of sales increased by $1.9 million, or 2.2%, to $86.8 million during the thirteen weeks ended April 1, 2025, from $85.0 million during the comparable thirteen-week period of 2024. This increase was primarily to support the higher sales at restaurants in our comparable restaurant sales base as well as our new restaurants. As a percentage of revenues, cost of sales decreased to 25.0% for the current thirteen-week period from 25.2% for the prior year comparable period. This decrease was primarily due to menu price increases offsetting inflationary pressures and the effectiveness of our cost savings initiatives.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $0.6 million, or 0.5%, to $125.7 million during the thirteen weeks ended April 1, 2025, from $125.0 million during the comparable thirteen-week period of 2024. This increase was primarily due to $0.5 million related to higher management compensation, $0.9 million in taxes and benefits, and $0.4 million related to higher workers’ compensation costs, offset by $1.1 million related to lower hourly labor and $0.1 million related to lower stock-based compensation. As a percentage of revenues, labor and benefit costs decreased to 36.1% for the current thirteen-week period from 37.1% for the prior year comparable period. This decrease was primarily due to leveraging our comparable restaurant growth and improved labor efficiency driven by our cost savings initiatives. Included in labor and benefits for the thirteen weeks ended April 1, 2025 and April 2, 2024, was approximately $0.4 million and $0.5 million, or 0.1% and 0.2% of revenues, respectively, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Occupancy and Operating. Occupancy and operating expenses increased by $3.1 million, or 4.0%, to $79.9 million during the thirteen weeks ended April 1, 2025, from $76.9 million during the comparable thirteen-week period of 2024. This was primarily due to increases of $0.9 million in marketing-related expenses, $0.8 million in third party delivery fees, $0.8 million in utilities, $0.8 million in repairs and maintenance, $0.2 million in credit card processing fees, $0.2 million in license fees and $0.2 million in equipment rental, offset by decreases of $0.8 million in supplies and $0.3 million in restaurant facility expenses. As a percentage of revenues, occupancy and operating expenses increased to 23.0% for the current thirteen-week period from 22.8% for the prior year comparable period. This increase was primarily related to our investment in increased marketing with the goal of driving incremental sales.

General and Administrative. General and administrative expenses decreased by $1.2 million, or 5.4%, to $21.8 million during the thirteen weeks ended April 1, 2025, from $23.0 million during the comparable thirteen-week period of 2024. This was primarily due to decreases of $1.2 million in legal fees, $0.8 million related to our deferred compensation liability, and $0.4 million lower stock-based compensation, offset by increases of $0.5 million related to incentive compensation, $0.5 million in external services, and $0.3 million in recruiting related expenses. As a percentage of revenues, general and administrative expenses decreased to 6.3% for the current thirteen-week period from 6.8% for the prior year comparable period. This decrease was primarily due to our ability to leverage our fixed costs over a higher revenue base. Included in general and administrative costs was stock-based compensation expense of approximately $1.5 million and $2.0 million, or 0.4% and 0.6% of revenues for the thirteen weeks ended April 1, 2025 and April 2, 2024, respectively.

Depreciation and Amortization. Depreciation and amortization increased by $0.4 million, or 2.3%, to $18.3 million during the thirteen weeks ended April 1, 2025, compared to $17.9 million during the comparable thirteen-week period of 2024. This increase was primarily related to depreciation expense related to our restaurants opened since the thirteen weeks ended April 2, 2024, coupled with depreciation related to our remodeled restaurants. As a percentage of revenues, depreciation and amortization remained consistent at 5.3% for the current thirteen-week period and the prior year comparable period.

Restaurant Opening. Restaurant opening expense decreased by $0.2 million, or 25.8%, to $0.4 million during the thirteen weeks ended April 1, 2025, compared to $0.6 million during the comparable thirteen-week period of 2024. This decrease was primarily due to the timing of openings.

Loss on Disposal and Impairment of Assets, Net. Loss on disposal and impairment of assets, net, was $0.2 million during the thirteen weeks ended April 1, 2025, and $0.8 million during the comparable thirteen-week period of 2024. These costs primarily related to disposals of assets in conjunction with initiatives to keep our restaurants up to date.

Interest Expense, Net. Interest expense, net, decreased by $0.2 million to $1.2 million during the thirteen weeks ended April 1, 2025, compared to $1.4 million during the comparable thirteen-week period of 2024. This decrease was primarily due to a lower weighted average interest rate year over year, partially offset by a higher average outstanding debt balance.

Other (Expense) Income, Net. Other (expense) income, net, was $0.1 million of expense during the thirteen weeks ended April 1, 2025, compared to income of $0.7 million during the comparable thirteen-week period of 2024. This change was primarily related to the change in the cash surrender value of certain life insurance policies under our deferred compensation plan.

Income Tax Benefit. Our effective income tax rate for the thirteen weeks ended April 1, 2025, was an expense of 1.2% compared to a benefit of 2.4% for the comparable thirteen-week period of 2024. The effective tax rate expense and benefit, respectively, for the thirteen weeks ended April 1, 2025 and April 2, 2024 was different than the statutory rate primarily due to FICA tax tip credits.

LIQUIDITY AND MATERIAL CASH REQUIREMENTS

The following table provides, for the periods indicated, a summary of our key liquidity measurements (dollars in thousands):

	April 1, 2025	December 31, 2024
Cash and cash equivalents	$19,002	$26,096
Net working capital	$(100,379)	$(116,744)
Current ratio	0.4:1.0	0.4:1.0

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

CASH FLOWS

The following tables set forth, for the periods indicated, our cash flows from operating, investing, and financing activities (in thousands):

	For the Thirteen Weeks Ended
	April 1, 2025	April 2, 2024
Net cash provided by operating activities	$4,621	$22,330
Net cash used in investing activities	(16,647)	(21,882)
Net cash provided by (used in) financing activities	4,932	(10,698)
Net decrease in cash and cash equivalents	$(7,094)	$(10,250)

Operating Cash Flows

Net cash provided by operating activities was $4.6 million during the thirteen weeks ended April 1, 2025, representing a $17.7 million decrease from the $22.3 million provided during the thirteen weeks ended April 2, 2024. The decrease over prior year is primarily due to the timing of accounts payable, offset by improved net income. We successfully upgraded to a new Enterprise Resource Planning (“ERP”) system at the end of the first quarter of 2025. In preparation for the migration, we prepaid invoices, which reduced our accounts payable balance and decreased our operating cash flow for the period.

Investing Cash Flows

Net cash used in investing activities was $16.6 million during the thirteen weeks ended April 1, 2025, representing a $5.2 million decrease from the $21.9 million used during the thirteen weeks ended April 2, 2024. The decrease over prior year is primarily due to the number of new restaurant openings coupled with the timing of restaurant remodel activity.

The following table provides, for the periods indicated, the components of capital expenditures (in thousands):

	For the Thirteen Weeks Ended
	April 1, 2025	April 2, 2024
New restaurants	$4,021	$9,197
Restaurant maintenance and remodels, and key productivity initiatives	12,425	12,150
Restaurant and corporate systems	237	535
Total capital expenditures	$16,683	$21,882

As of May 5, 2025, we have opened one new restaurant and we currently plan to remodel up to 30 existing locations in fiscal 2025. We currently anticipate our total capital expenditures for fiscal 2025 to be approximately $65 million to $75 million. This estimate includes costs to open new restaurants and remodel existing locations and excludes anticipated proceeds from tenant improvement allowances. We expect to fund our net capital expenditures with our current cash balance on hand, cash flows from operations and our line of credit. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords.

Financing Cash Flows

Net cash provided by financing activities was $4.9 million during the thirteen weeks ended April 1, 2025, representing a $15.6 million increase from the $10.7 million used during the thirteen weeks ended April 2, 2024. The change over prior year is primarily due to increased borrowings on our line of credit, in part to fund the temporary working capital need due to the prepayment of accounts payable in connection with our ERP system migration at the end of the thirteen weeks ended April 1, 2025, offset by share repurchases.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of April 1, 2025, we are not involved in any off-balance sheet arrangements.

IMPACT OF INFLATION

Inflation has had an impact on our operations, new restaurant construction and corresponding return on invested capital. While we have been able to partially offset inflation and other changes in the costs of key operating inputs by gradually increasing menu prices, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. Increases in inflation, including the effects of any tariff increases on food and other restaurant operating and construction costs, could adversely affect our business, financial condition and results of operations. In addition, increases in inflation could have a severe impact on the United States and global economies, which will have an adverse impact on our business, financial condition and results of operations. Macroeconomic conditions that impact consumer discretionary spending for food away from home could make additional menu price increases imprudent to offset the effects of inflation. Whether we are able to continue to offset the effects of inflation will determine to what extent, if any, inflation affects our restaurant profitability in future periods.

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

A summary of our other critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. During the thirteen weeks ended April 1, 2025, there were no significant changes in our critical accounting policies.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains “forward-looking” statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

Interest Rate Risk

We have a $215 million Credit Facility, of which $85.5 million is outstanding as of April 1, 2025, and carries interest at a floating rate. We utilize the Credit Facility principally for letters of credit that are required to support our self-insurance programs, to fund a portion of our announced share repurchase program, and for working capital and construction requirements, as needed. We are exposed to interest rate risk through fluctuations in interest rates on our obligations under the Credit Facility. Based on our current outstanding balance, a hypothetical 1% change in the interest rates under our Credit Facility would have an approximate $0.6 million annual impact on our net income.

Food, Supplies and Commodity Price Risks

We purchase food, supplies and other commodities for use in our operations based upon market prices established with our suppliers. Our business is dependent on frequent and consistent deliveries of these items. We may experience shortages, delays or interruptions due to inclement weather, natural disasters, labor issues, tariffs or other operational disruptions or other conditions beyond our control such as cyber breaches or ransomware attacks at our suppliers, distributors or transportation providers. Additionally, many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control, whether contracted for or not. Costs can also fluctuate due to government regulation, including the imposition of tariffs. To manage this risk in part, we attempt to enter into fixed-price purchase commitments, with terms typically up to one year, for some of our commodity requirements. However, it may not be possible for us to enter into fixed-price contracts for certain commodities or we may choose not to enter into fixed-price contracts for certain commodities. We believe that substantially all of our food and supplies are available from several sources, which helps to diversify our overall commodity cost risk. We also believe that we have some flexibility and ability to increase certain menu prices, or vary certain menu items offered or promoted, in response to food commodity price increases. Some of our commodity purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps. We do not use financial instruments to hedge commodity prices, since our purchase arrangements with suppliers, to the extent that we can enter into such arrangements, help control the ultimate cost that we pay.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 1, 2025, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of April 1, 2025, we have cumulatively repurchased shares valued at approximately $528.2 million in accordance with our approved share repurchase plan since its inception in 2014. During the thirteen weeks ended April 1, 2025, we repurchased and retired approximately 404,000 shares of our common stock at an average price of $34.94 per share for approximately $14.1 million, which is recorded as a reduction in common stock, with any excess charged to retained earnings. In February 2025, our Board of Directors approved an increase in our share repurchase program by $50 million. As a result, as of April 1, 2025, we had approximately $71.8 million available under our authorized $600 million share repurchase program.

The following table sets forth information with respect to the repurchase of common shares during the thirteen weeks ended April 1, 2025:

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
01/01/25 - 01/28/25	58,284	$35.07	58,284	$—	$33,886,105
01/29/25 - 02/25/25	46,960	$36.16	46,960	$50,000,000	$82,187,998
02/26/25 - 04/01/25	298,320	$34.72	298,320	$—	$71,830,877
Total	403,564		403,564
(1)
Period information is presented in accordance with our fiscal months during fiscal 2025.

Item 6. EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K for fiscal 2017.

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 of the Form 8-K filed on August 14, 2020.

3.3	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.3 of the Annual Report on Form 10-K for fiscal 2004.

3.4	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.4 of the Annual Report on Form 10-K for fiscal 2010.

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

BJ’S RESTAURANTS, INC.
(Registrant)

May 5, 2025	By:	/s/ C. BRADFORD RICHMOND
C. Bradford Richmond
Interim Chief Executive Officer
(Principal Executive Officer)

By:	/s/ THOMAS A. HOUDEK
Thomas A. Houdek
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ JACOB J. GUILD
Jacob J. Guild
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)