Form 10-Q
period 2025-07-01
BJs RESTAURANTS INC
filed 2025-08-08
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 1, 2025

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

As of August 6, 2025, there were 22,124,179 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 1, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,964	$26,096
Accounts and other receivables, net	17,922	20,402
Inventories, net	12,466	12,768
Prepaid expenses and other current assets	16,214	20,299
Total current assets	72,566	79,565

Property and equipment, net	513,237	510,581
Operating lease assets	322,692	336,936
Goodwill	4,673	4,673
Equity method investment	4,041	4,266
Deferred income taxes, net	64,425	62,318
Other assets, net	43,603	42,725
Total assets	$1,025,237	$1,041,064

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$49,970	$51,011
Accrued expenses	97,377	105,316
Current operating lease obligations	42,611	39,982
Total current liabilities	189,958	196,309

Long-term operating lease obligations	374,548	394,129
Long-term debt	60,500	66,500
Other liabilities	13,667	14,109
Total liabilities	638,673	671,047

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 125,000 shares authorized and 22,181 and 22,697 shares issued and outstanding as of July 1, 2025 and December 31, 2024, respectively	—	—
Capital surplus	73,193	77,576
Retained earnings	313,371	292,441
Total shareholders’ equity	386,564	370,017
Total liabilities and shareholders’ equity	$1,025,237	$1,041,064

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 1, 2025	July 2, 2024	July 1, 2025	July 2, 2024
Revenues	$365,597	$349,927	$713,570	$687,261
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	90,803	89,836	177,623	174,789
Labor and benefits	129,374	126,309	255,026	251,330
Occupancy and operating	83,300	79,566	163,211	156,424
General and administrative	21,750	20,604	43,502	43,601
Depreciation and amortization	18,736	18,163	37,013	36,036
Restaurant opening	225	300	663	890
Loss on disposal and impairment of assets, net	195	1,928	368	2,712
Total costs and expenses	344,383	336,706	677,406	665,782
Income from operations	21,214	13,221	36,164	21,479

Other (expense) income:
Interest expense, net	(1,272)	(1,259)	(2,502)	(2,670)
Other income, net (1)	3,761	2,772	3,700	3,468
Total other income	2,489	1,513	1,198	798
Income before income taxes	23,703	14,734	37,362	22,277

Income tax expense (benefit)	1,495	(2,423)	1,662	(2,603)
Net income	$22,208	$17,157	$35,700	$24,880

Net income per share:
Basic	$1.00	$0.74	$1.59	$1.07
Diluted	$0.97	$0.72	$1.54	$1.04

Weighted average number of shares outstanding:
Basic	22,220	23,309	22,452	23,313
Diluted	22,962	23,921	23,130	23,954

(1)
For the thirteen weeks ended July 1, 2025 and July 2, 2024, related party costs included in other income, net was an equity method investment loss of $66,000 and $146,000, respectively. For the twenty-six weeks ended July 1, 2025 and July 2, 2024, related party costs included in other income, net was an equity method investment loss of $225,000 and $293,000, respectively. See Note 10 for further information.

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

	For the Thirteen Weeks Ended
	Common Stock		Capital	Retained
	Shares	Amount	Surplus	Earnings	Total
Balance, April 2, 2024	23,369	$—	$70,213	$305,139	$375,352
Issuance of restricted stock units	23	990	(1,021)	—	(31)
Repurchase, retirement and reclassification of common stock	(254)	(990)	—	(7,845)	(8,835)
Stock-based compensation	—	—	2,845	—	2,845
Adjustment to dividends previously accrued	—	—	—	1	1
Net income	—	—	—	17,157	17,157
Balance, July 2, 2024	23,138	$—	$72,037	$314,452	$386,489

Balance, April 1, 2025	22,436	$—	$74,061	$297,420	$371,481
Exercise of stock options	162	8,410	(2,390)	—	6,020
Issuance of restricted stock units	21	464	(464)	—	—
Repurchase, retirement and reclassification of common stock	(438)	(8,874)	—	(6,257)	(15,131)
Stock-based compensation	—	—	1,986	—	1,986
Net income	—	—	—	22,208	22,208
Balance, July 1, 2025	22,181	$—	$73,193	$313,371	$386,564

	For the Twenty-Six Weeks Ended
	Common Stock		Capital	Retained
	Shares	Amount	Surplus	Earnings	Total
Balance, January 2, 2024	23,184	$—	$77,036	$288,725	$365,761
Exercise of stock options	5	251	(83)	—	168
Issuance of restricted stock units	203	9,430	(10,322)	—	(892)
Repurchase, retirement and reclassification of common stock	(254)	(9,681)	—	846	(8,835)
Stock-based compensation	—	—	5,406	—	5,406
Adjustment to dividends previously accrued	—	—	—	1	1
Net income	—	—	—	24,880	24,880
Balance, July 2, 2024	23,138	$—	$72,037	$314,452	$386,489

Balance, December 31, 2024	22,697	$—	$77,576	$292,441	$370,017
Exercise of stock options	185	9,486	(2,786)	—	6,700
Issuance of restricted stock units	141	4,974	(5,623)	—	(649)
Repurchase, retirement and reclassification of common stock	(842)	(14,460)	—	(14,770)	(29,230)
Stock-based compensation	—	—	4,026	—	4,026
Net income	—	—	—	35,700	35,700
Balance, July 1, 2025	22,181	$—	$73,193	$313,371	$386,564

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Twenty-Six Weeks Ended
	July 1, 2025	July 2, 2024
Cash flows from operating activities:
Net income	$35,700	$24,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,013	36,036
Non-cash lease expense	17,042	15,838
Amortization of financing costs	108	109
Deferred income taxes	(2,107)	(4,831)
Stock-based compensation expense	3,857	5,243
Loss on disposal and impairment of assets, net	368	2,712
Equity method investment	225	293
Changes in assets and liabilities:
Accounts and other receivables	2,480	4,202
Inventories, net	634	188
Prepaid expenses and other current assets	2,976	4,454
Other assets, net	(1,177)	(3,779)
Accounts payable	(2,088)	(8,749)
Accrued expenses	(7,939)	(12,427)
Operating lease obligations	(19,750)	(23,761)
Other liabilities	(442)	2,124
Net cash provided by operating activities	66,900	42,532

Cash flows from investing activities:
Purchases of property and equipment	(37,056)	(41,349)
Proceeds from disposal of assets	37	—
Net cash used in investing activities	(37,019)	(41,349)

Cash flows from financing activities:
Borrowings on line of credit	418,000	453,900
Payments on line of credit	(424,000)	(458,400)
Payments of debt issuance costs	(834)	—
Taxes paid on vested stock units under employee plans	(649)	(892)
Proceeds from exercise of stock options	6,700	168
Cash dividends accrued under stock compensation plans	—	(9)
Repurchase of common stock	(29,230)	(8,835)
Net cash used in financing activities	(30,013)	(14,068)

Net decrease in cash and cash equivalents	(132)	(12,885)
Cash and cash equivalents, beginning of period	26,096	29,070
Cash and cash equivalents, end of period	$25,964	$16,185

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Twenty-Six Weeks Ended
	July 1, 2025	July 2, 2024
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,248	$3,712
Cash paid for interest, net of capitalized interest	$2,018	$2,311
Cash paid for operating lease obligations	$32,443	$31,153
Supplemental disclosure of non-cash investing and financing activities:
Operating lease assets obtained in exchange for operating lease obligations	$2,798	$13,552
Property and equipment acquired and included in accounts payable	$5,654	$8,639
Stock-based compensation capitalized	$169	$163

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates. Our operating results for the twenty-six weeks ended July 1, 2025 may not be indicative of operating results for the entire year.

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

Recently Issued Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and should be applied either prospectively or retrospectively. The adoption of this ASU will have no impact on our consolidated financial statements and related disclosures.

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

The liability related to our gift card and loyalty program, included in “Accrued expenses” on our Consolidated Balance Sheets is as follows (in thousands):

	July 1, 2025	December 31, 2024
Gift card liability	$10,618	$15,668
Deferred loyalty revenue	$3,066	$2,910

Revenue recognized for the redemption of gift cards and loyalty rewards deferred at the beginning of each respective fiscal year is as follows (in thousands):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 1, 2025	July 2, 2024	July 1, 2025	July 2, 2024
Revenue recognized from gift card liability	$2,142	$2,039	$7,911	$7,903
Revenue recognized from guest loyalty program	$1,319	$996	$7,065	$5,313

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

Lease costs included in “Occupancy and operating” on the Consolidated Statements of Operations consisted of the following (in thousands):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 1, 2025	July 2, 2024	July 1, 2025	July 2, 2024
Lease cost	$14,821	$14,442	$29,497	$28,831
Variable lease cost	1,098	997	2,040	1,792
Total lease costs	$15,919	$15,439	$31,537	$30,623

4. LONG-TERM DEBT

Line of Credit

On May 30, 2025, we entered into a Fifth Amended and Restated Credit Agreement (“Credit Facility”) with Bank of America, N.A. (“BofA”), JPMorgan Chase Bank, N.A., and certain other parties to amend and restate our revolving line of credit (the “Line of Credit”) to extend the maturity date, obtain a swingline subfacility, modify the interest rate, and revise certain loan covenants.

Our Credit Facility matures on May 30, 2030, and provides us with revolving loan commitments totaling $215 million, which may be increased up to $315 million, of which $50 million may be used for the issuance of letters of credit. Availability under the Credit Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. On July 1, 2025, there were borrowings of $60.5 million and letters of credit of $19.3 million outstanding, leaving $135.2 million available to borrow.

Borrowings under the Line of Credit bear interest at an annual rate equal to either (a) the Secured Overnight Financing Rate (“Term SOFR”), adjusted by 10 basis points regardless of the duration of the Term SOFR, plus a percentage not to exceed 2.00%, or (b) the Base Rate plus a percentage not to exceed 1.00%. As with swingline loans: (i) the percentage adjustment depends on the level of lease and debt obligations of the Company as compared to EBITDA and lease expenses; and (ii) there is a floor of 0.00% on Term SOFR plus the 10 basis point adjustment. The weighted average interest rate during the twenty-six weeks ended July 1, 2025 and July 2, 2024 was approximately 6.0% and 6.9%, respectively.

The Credit Agreement contains certain representations and warranties, affirmative and negative covenants and events of default that are customary for credit arrangements of this type, including covenants which restrict or limit the Company’s ability to, among other things, create liens, borrow money (other than purchase money indebtedness and trade credit, lease obligations incurred in the ordinary course, and similar ordinary course liabilities), make dividends, and engage in mergers, consolidations, significant asset sales, stock repurchases and certain other transactions. On July 1, 2025, we were in compliance with these covenants.

Pursuant to the Credit Agreement, the Company will be required to pay certain customary fees and expenses associated with maintenance and use of the Line of Credit including letter of credit issuance fees and unused commitment fees. Interest expense and commitment fees under the Credit Facility were approximately $2.5 million and $2.7 million, for the twenty-six weeks ended July 1, 2025 and July 2, 2024, respectively. We also capitalized approximately $0.1 million and $0.2 million of interest expense related to new restaurant construction during each of the twenty-six weeks ended July 1, 2025 and July 2, 2024, respectively. Additionally, we capitalized approximately $0.8 million of fees related to the Fifth Amended and Restated Credit Agreement, which are being amortized over the remaining term of the Credit Facility.

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

The following table presents a reconciliation of basic and diluted net income per share, including the number of dilutive equity awards included in the dilutive net income per share computation (in thousands):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 1, 2025	July 2, 2024	July 1, 2025	July 2, 2024
Numerator:
Net income	$22,208	$17,157	$35,700	$24,880
Denominator:
Weighted-average shares outstanding – basic	22,220	23,309	22,452	23,313
Dilutive effect of equity awards	742	612	678	641
Weighted-average shares outstanding – diluted	22,962	23,921	23,130	23,954

Net income per share:
Basic	$1.00	$0.74	$1.59	$1.07
Diluted	$0.97	$0.72	$1.54	$1.04

For each of the thirteen weeks ended July 1, 2025 and July 2, 2024, there were approximately 0.4 million and 1.0 million, respectively, of common stock equivalents that have been excluded from the calculation of diluted net income per share because they are anti-dilutive. For each of the twenty-six weeks ended July 1, 2025 and July 2, 2024, there were approximately 0.6 million and 1.0 million, respectively, of common stock equivalents that have been excluded from the calculation of diluted net income per share because they are anti-dilutive.

6. STOCK-BASED COMPENSATION

Our current shareholder approved stock-based compensation plan is the BJ’s Restaurants, Inc. 2024 Equity Incentive Plan, (as it may be amended from time to time, “the Plan”). Under the Plan, we may issue shares of our common stock to team members, officers, directors and consultants. We grant non-qualified stock options, and service- and performance-based RSUs. Since fiscal 2024, we also grant performance-based RSUs with market-based metrics. Additionally, we issue service-based RSUs in connection with the BJ’s Gold Standard Stock Ownership Program (the “GSSOP”), a long-term equity incentive program under the Plan for our restaurant general managers, executive kitchen managers, directors of operations and directors of kitchen operations. All GSSOP participants are required to remain in good standing during their vesting period.

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

The Plan permits our Board of Directors to set the vesting terms and exercise period for awards at their discretion; however, the grant of awards with no minimum vesting period or a vesting period less than one year may not exceed 5% of the total number of shares authorized under the Plan. Stock options and service-based RSUs cliff vest at one year or ratably over three years for non-GSSOP participants, and either cliff vest at five years or cliff vest at 33% on the third anniversary and 67% on the fifth anniversary for GSSOP participants. Performance-based RSUs cliff vest on the third anniversary of the grant date in an amount from 0% to 150% of the grant quantity, depending on the level of performance target achievement.

The following table presents the stock-based compensation recognized within our consolidated financial statements (in thousands):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 1, 2025	July 2, 2024	July 1, 2025	July 2, 2024
Labor and benefits	$865	$529	$1,265	$1,037
General and administrative	$1,042	$2,237	$2,592	$4,206
Capitalized (1)	$79	$79	$169	$163
Total stock-based compensation	$1,986	$2,845	$4,026	$5,406

(1)
Capitalized stock-based compensation relates to our restaurant development personnel and is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The fair value of each stock option was estimated on the grant date using the Black‑Scholes option-pricing model with the following assumptions:

	For the Twenty-Six Weeks Ended
	July 1, 2025	July 2, 2024
Volatility	64.1.%	67.5%
Risk-free interest rate	4.5%	3.9%
Expected life (years)	5	5
Expected dividend yield	—%	—%
Fair value of options granted	$20.69	$18.86

Under our stock-based compensation plan, the exercise price of a stock option is required to equal or exceed the fair value of our common stock at market close on the option grant date or the last trading day prior to the date of grant when grants take place on a day when the market is closed. The following table presents stock option activity:

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2024	933	$39.10	741	$41.00
Granted	45	36.21
Exercised	(185)	36.12
Forfeited	(92)	43.55
Outstanding at July 1, 2025	701	$39.12	556	$40.63

As of July 1, 2025, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $1.8 million, which is expected to be recognized over the next three years.

Restricted Stock Units

Service-Based Restricted Stock Units

The following table presents service-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 31, 2024	772	$30.45
Granted	145	35.81
Released	(120)	30.81
Forfeited	(56)	31.26
Outstanding at July 1, 2025	741	$31.38

As of July 1, 2025, total unrecognized stock-based compensation expense related to non-vested service-based RSUs was approximately $11.9 million, which is expected to be recognized over the next three to five years.

Performance-Based Restricted Stock Units

The following table presents performance-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 31, 2024	83	$32.89
Granted	113	37.39
Released	(40)	32.27
Forfeited	(25)	34.54
Outstanding at July 1, 2025	131	$36.63

The fair value of performance-based RSUs, which include a market-based metric, was estimated on the grant date using the Monte Carlo simulation model with the following assumptions:

	For the Twenty-Six Weeks Ended
	July 1, 2025	July 2, 2024
Volatility	48.0%	49.8%
Risk-free interest rate	4.2%	3.8%
Expected life (years)	3	3
Expected dividend yield	—%	—%
Fair value of market-based awards granted	$37.98	$34.79

As of July 1, 2025, the total unrecognized stock-based compensation expense related to non-vested performance-based RSUs was approximately $3.0 million, which is expected to be recognized over the next three to five years.

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

Our effective income tax rate for the twenty-six weeks ended July 1, 2025 was an expense rate of 4.4% compared to a benefit rate of 11.7% for the comparable twenty-six weeks ended July 2, 2024. The effective tax rate expense and benefit for the twenty-six weeks ended July 1, 2025 and July 2, 2024, respectively, was different from the statutory tax rate primarily as a result of significant Federal Insurance Contributions Act (“FICA”) tax tip credits.

As of July 1, 2025, we had unrecognized tax benefits of approximately $0.9 million, which, if reversed, would impact our effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is the following (in thousands):

	For the Twenty-Six Weeks Ended
	July 1, 2025	July 2, 2024
Beginning gross unrecognized tax benefits	$874	$967
Increases for tax positions taken in the current year	67	51
Ending gross unrecognized tax benefits	$941	$1,018

Our uncertain tax positions are related to tax years that remain subject to examination by tax agencies. As of July 1, 2025, the earliest tax year still subject to examination by the Internal Revenue Service is 2021. The earliest year still subject to examination by a significant state or local taxing authority is 2020.

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

Stock Repurchases

During the twenty-six weeks ended July 1, 2025, we repurchased and retired approximately 842,000 shares of our common stock at an average price of $34.72 per share for approximately $29.2 million, which is recorded as a reduction in common stock, with any excess charged to retained earnings. Our Board of Directors approved a $50 million increase in our share repurchase program both in February 2024 and February 2025. As of July 1, 2025, we had $56.7 million available under our authorized $600 million share repurchase program. Repurchases may be made at any time.

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

Equity Method Investment

During fiscal 2022, we contributed assets valued at $5.0 million to a company, in which our Board member and former Chief Executive Officer has a less than 1% interest. We recorded this non-cash contribution, in exchange for a 20% ownership of the company, as an investment within “Equity method investment” on our Consolidated Balance Sheets, and the related gain within “Loss on disposal and impairment of assets, net” on our Consolidated Statements of Operations. For the twenty-six weeks ended July 1, 2025 and July 2, 2024, we recorded a net loss related to the investment of $0.2 million and $0.3 million, respectively, within “Other income, net,” and accordingly adjusted the investment carrying amount on our Consolidated Balance Sheets.

11. SEGMENT INFORMATION

We currently operate in one operating segment: full-service company-owned restaurants and in one geographic area: the United States of America. We do not have intra-entity sales or transfers. Our revenues are comprised of food and beverage sales from our restaurants, including takeout, delivery and catering sales. Our Chief Operating Decision Maker (“CODM”) is our chief executive officer and president, and he assesses performance and decides how to allocate resources based on income (loss) from operations, which is also reported on our Consolidated Statements of Operations. Additionally, the measure of segment assets is reported on our Consolidated Balance Sheets as total assets. Our CODM uses net income to evaluate income generated from our segment assets and decides whether to reinvest profits into other parts of our business.

Reported segment revenue and expenses is presented below (in thousands):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 1, 2025	July 2, 2024	July 1, 2025	July 2, 2024
Revenues	$365,597	$349,927	$713,570	$687,261
Less:
Cost of sales	90,396	89,394	176,831	173,928
Labor and benefits	126,322	123,539	249,493	246,333
Occupancy and operating	86,759	82,778	169,536	162,282
Other segment items (1)	22,170	22,832	44,533	47,203
Depreciation and amortization	18,736	18,163	37,013	36,036
Income from operations	21,214	13,221	36,164	21,479

Reconciliation to net income:
Interest expense, net	1,272	1,259	2,502	2,670
Other expense (income), net	(3,761)	(2,772)	(3,700)	(3,468)
Income tax expense (benefit)	1,495	(2,423)	1,662	(2,603)
Net income	$22,208	$17,157	$35,700	$24,880

(1) Other segment items consist of amounts related to general and administrative expenses, restaurant opening expenses, and loss on disposal of and impairment of assets.

12. SUBSEQUENT EVENTS

Subsequent to the end of our second fiscal quarter, on July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA amends U.S. tax law, including provisions related to bonus depreciation, research and development expensing, and interest expense deduction, among other provisions. The Company is currently evaluating the impact of the OBBBA on our consolidated financial statements and related disclosures.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

Certain information included in this Form 10-Q and other filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers may contain

“forward-looking” statements about our current and expected performance trends, growth plans, business goals and other matters. Words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should,” and similar expressions are intended to identify “forward-looking” statements. These statements, and any other statements that are not historical facts, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time. The cautionary statements made in this Form 10-Q should be read as being applicable to all related “forward-looking” statements wherever they appear in this Form 10-Q. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as updated in our Form 10-Q for the twenty-six weeks ended July 1, 2025, and in other reports filed subsequently with the SEC.

GENERAL

BJ’s Restaurants is a leading full-service restaurant brand differentiated by a high-quality, varied menu with compelling value, a dining experience that offers our customers (referred to as “guests”) best-in-class service, hospitality and enjoyment, in a high-energy, welcoming and approachable atmosphere. BJ’s is a national restaurant chain that, as of August 8, 2025, owns and operates 219 restaurants located in 31 states.

The first BJ’s restaurant opened in 1978 in Orange County, California, and was a small sit-down pizzeria that featured Chicago style deep-dish pizza with a unique California twist. In 1996, we introduced our proprietary craft beers and expanded the BJ’s concept to a full-service, high-energy restaurant when we opened our first large format restaurant with an on-site brewing operation in Brea, California. Today our restaurants feature a broad menu with approximately 100 menu items designed to offer something for everyone including: slow roasted entrees and wings, EnLIGHTened Entrees® such as our Cherry Chipotle Glazed Salmon, our original signature deep-dish pizza, and the world-famous Pizookie® dessert. We also offer our award-winning BJ’s craft beers, which are produced at four in-house brewing facilities, two standalone brewpubs and by independent third-party brewers using our proprietary recipes, alongside a full bar featuring innovative cocktails.

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

RESULTS OF OPERATIONS

The following table provides, for the periods indicated, our unaudited Consolidated Statements of Operations expressed as percentages of total revenues. The results of operations for the thirteen and twenty-six weeks ended July 1, 2025 and July 2, 2024, are not necessarily indicative of the results to be expected for the full fiscal year. Percentages below may not reconcile due to rounding.

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 1, 2025	July 2, 2024	July 1, 2025	July 2, 2024
Revenues	100.0%	100.0%	100.0%	100.0%
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	24.8	25.7	24.9	25.4
Labor and benefits	35.4	36.1	35.7	36.6
Occupancy and operating	22.8	22.7	22.9	22.8
General and administrative	5.9	5.9	6.1	6.3
Depreciation and amortization	5.1	5.2	5.2	5.2
Restaurant opening	0.1	0.1	0.1	0.1
Loss on disposal and impairment of assets, net	0.1	0.6	0.1	0.4
Total costs and expenses	94.2	96.2	94.9	96.9
Income from operations	5.8	3.8	5.1	3.1

Other (expense) income:
Interest expense, net	(0.3)	(0.4)	(0.4)	(0.4)
Other income, net	1.0	0.8	0.5	0.5
Total other income	0.7	0.4	0.2	0.1
Income before income taxes	6.5	4.2	5.2	3.2

Income tax expense (benefit)	0.4	(0.7)	0.2	(0.4)
Net income	6.1%	4.9%	5.0%	3.6%

Thirteen Weeks Ended July 1, 2025 Compared to Thirteen Weeks Ended July 2, 2024

Revenues. Total revenues increased by $15.7 million, or 4.5%, to $365.6 million during the thirteen weeks ended July 1, 2025, from $349.9 million during the comparable thirteen-week period of 2024. The increase in revenues primarily consisted of a 2.9%, or $10.2 million, increase in comparable restaurant sales, and $5.2 million related to sales from new restaurants not yet in our comparable restaurant sales base. The increase in comparable restaurant sales was due to an increase in guest traffic of approximately 3.3%, offset by an average check decrease of approximately 0.4%, resulting from changes in daypart and channel mix, partially mitigated by menu price increases.

Cost of Sales. Cost of sales increased by $1.0 million, or 1.1%, to $90.8 million during the thirteen weeks ended July 1, 2025, from $89.8 million during the comparable thirteen-week period of 2024. This increase was primarily to support the higher sales at restaurants in our comparable restaurant sales base as well as our new restaurants. As a percentage of revenues, cost of sales decreased to 24.8% for the current thirteen-week period from 25.7% for the prior year comparable period. This decrease was primarily due to lower commodity costs and the effectiveness of improved operations and our cost savings initiatives.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $3.1 million, or 2.4%, to $129.4 million during the thirteen weeks ended July 1, 2025, from $126.3 million during the comparable thirteen-week period of 2024. This increase was primarily due to $1.8 million related to higher management compensation, $0.8 million related to higher hourly labor, and $0.3 million related to stock-based compensation. As a percentage of revenues, labor and benefit costs decreased to 35.4% for the current thirteen-week period from 36.1% for the prior year comparable period. This decrease was primarily due to leveraging our comparable restaurant growth and improved labor efficiency driven by our cost savings initiatives. Included in labor and benefits for the thirteen weeks ended July 1, 2025 and July 2, 2024, was approximately $0.9 million and $0.5 million, or 0.2% of revenues, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Occupancy and Operating. Occupancy and operating expenses increased by $3.7 million, or 4.7%, to $83.3 million during the thirteen weeks ended July 1, 2025, from $79.6 million during the comparable thirteen-week period of 2024. This was primarily due to increases of $2.5 million in marketing-related expenses, $0.6 million in utilities, $0.5 million in delivery fees, $0.4 million in repairs and maintenance and $0.4 million in credit card processing fees, offset by decreases of $0.5 million in supplies and $0.2 million in rent and related. As a percentage of revenues, occupancy and operating expenses increased to 22.8% for the current thirteen-week period from 22.7% for the prior year comparable period. This increase was primarily related to our investment in increased marketing with the goal of driving incremental sales.

General and Administrative. General and administrative expenses increased by $1.1 million, or 5.6%, to $21.8 million during the thirteen weeks ended July 1, 2025, from $20.6 million during the comparable thirteen-week period of 2024. This was primarily due to increases of $0.9 million in external services, including consulting fees, $0.9 million related to personnel costs, $0.5 million related to office related expenses, $0.3 million related to our deferred compensation liability, $0.3 million related to corporate expenses, and $0.1 million related to travel expenses, offset by decreases of $1.2 million in stock-based compensation and $0.9 million in legal fees. As a percentage of revenues, general and administrative expenses remained consistent at 5.9% for the current thirteen-week period and the prior year comparable period. Included in general and administrative costs was stock-based compensation expense of approximately $1.0 million and $2.2 million, or 0.3% and 0.6% of revenues for the thirteen weeks ended July 1, 2025 and July 2, 2024, respectively. This reduction was due to equity forfeitures associated with leadership changes during the period.

Depreciation and Amortization. Depreciation and amortization increased by $0.6 million, or 3.2%, to $18.7 million during the thirteen weeks ended July 1, 2025, compared to $18.2 million during the comparable thirteen-week period of 2024. This increase was primarily related to depreciation expense related to our restaurants opened since the thirteen weeks ended July 2, 2024, coupled with depreciation related to our remodeled restaurants. As a percentage of revenues, depreciation and amortization decreased to 5.1% for the current thirteen-week period from 5.2% for the prior year comparable period.

Restaurant Opening. Restaurant opening expense decreased by $0.1 million, or 25.0%, to $0.2 million during the thirteen weeks ended July 1, 2025, compared to $0.3 million during the comparable thirteen-week period of 2024. This decrease was primarily due to the timing of openings.

Loss on Disposal and Impairment of Assets, Net. Loss on disposal and impairment of assets, net, was $0.2 million during the thirteen weeks ended July 1, 2025, and $1.9 million during the comparable thirteen-week period of 2024. For the thirteen weeks ended July 1, 2025, these costs primarily related to disposals of assets in conjunction with initiatives to keep our restaurants up to date. For the thirteen weeks ended July 2, 2024, the cost primarily related to the impairment and reduction in the carrying value of the long-lived assets related to one of our restaurants.

Interest Expense, Net. Interest expense, net, remained consistent at $1.3 million during the thirteen weeks ended July 1, 2025, and the comparable thirteen-week period of 2024.

Other Income, Net. Other income, net, was $3.8 million during the thirteen weeks ended July 1, 2025, compared to $2.8 million during the comparable thirteen-week period of 2024. This change was primarily related to an increase in income related to a payroll tax credit, compared to prior period.

Income Tax Expense (Benefit). Our effective income tax rate for the thirteen weeks ended July 1, 2025, was an expense of 6.3% compared to a benefit of 16.4% for the comparable thirteen-week period of 2024. The effective tax rate expense and benefit, respectively, for the thirteen weeks ended July 1, 2025 and July 2, 2024, was different than the statutory rate primarily due to FICA tax tip credits.

Twenty-Six Weeks Ended July 1, 2025 Compared to Twenty-Six Weeks Ended July 2, 2024

Revenues. Total revenues increased by $26.3 million, or 3.8%, to $713.6 million during the twenty-six weeks ended July 1, 2025, from $687.3 million during the comparable twenty-six-week period of 2024. The increase in revenues primarily consisted of a 2.3%, or $15.9 million, increase in comparable restaurant sales and $10.7 million related to sales from new restaurants not yet in our comparable restaurant sales base, offset by $1.3 million related to closed restaurants. The increase in comparable restaurant sales was due to an increase in guest traffic of approximately 3.0%, offset by an average check decrease of approximately 0.7%, resulting from changes in daypart and channel mix, partially mitigated by menu price increases.

Cost of Sales. Cost of sales increased by $2.8 million, or 1.6%, to $177.6 million during the twenty-six weeks ended July 1, 2025, from $174.8 million during the comparable twenty-six-week period of 2024. This increase was primarily to support the higher sales at restaurants in our comparable restaurant sales base as well as our new restaurants. As a percentage of revenues, cost of sales decreased to 24.9% for the current twenty-six-week period from 25.4% for the prior year comparable period. This decrease was primarily due to lower commodity costs and the effectiveness of our cost savings initiatives.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $3.7 million, or 1.5%, to $255.0 million during the twenty-six weeks ended July 1, 2025, from $251.3 million during the comparable twenty-six-week period of 2024. This increase was primarily due to $2.3 million related to higher management compensation, $1.1 million in taxes and benefits, and $0.4 million related to higher workers’ compensation costs, offset by $0.3 million related to lower hourly labor. As a percentage of revenues, labor and benefit costs decreased to 35.7% for the current twenty-six-week period from 36.6% for the prior year comparable period. This decrease was primarily due to leveraging our comparable restaurant growth and improved labor efficiency driven by our cost savings initiatives. Included in labor and benefits for the twenty-six weeks ended July 1, 2025 and July 2, 2024, was approximately $1.3 million and $1.0 million, or 0.2% of revenues, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Occupancy and Operating. Occupancy and operating expenses increased by $6.8 million, or 4.3%, to $163.2 million during the twenty-six weeks ended July 1, 2025, from $156.4 million during the comparable twenty-six-week period of 2024. This was primarily due to increases of $3.4 million in marketing-related expenses, $1.4 million in utilities, $1.3 million in delivery fees, $1.2 million in repairs and maintenance, and $0.6 million in credit card processing fees, offset by decreases of $1.3 million in supplies and $0.2 million in restaurant facility expenses. As a percentage of revenues, occupancy and operating expenses increased to 22.9% for the current twenty-six-week period from 22.8% for the prior year comparable period. This increase was primarily related to our investment in increased marketing with the goal of driving incremental sales.

General and Administrative. General and administrative expenses decreased by $0.1 million, or 0.2%, to $43.5 million during the twenty-six weeks ended July 1, 2025, from $43.6 million during the comparable twenty-six-week period of 2024. This was primarily due to decreases of $2.1 million in legal fees, and $0.5 million related to our deferred compensation liability, offset by increases of $1.7 million in external services, including consulting fees, and $0.9 million related to office expenses. As a percentage of revenues, general and administrative expenses decreased to 6.1% for the current twenty-six-week period from 6.3% for the prior year comparable period. This decrease was primarily due to our ability to leverage our fixed costs over a higher revenue base. Included in general and administrative costs was stock-based compensation expense of approximately $2.6 million and $4.2 million, or 0.4% and 0.6% of revenues for the twenty-six weeks ended July 1, 2025 and July 2, 2024, respectively. This reduction was due to equity forfeitures associated with leadership changes during the period.

Depreciation and Amortization. Depreciation and amortization increased by $1.0 million, or 2.7%, to $37.0 million during the twenty-six weeks ended July 1, 2025, compared to $36.0 million during the comparable twenty-six-week period of 2024. This increase was primarily related to depreciation expense related to our restaurants opened since the twenty-six weeks ended July 2, 2024, coupled with depreciation related to our remodeled restaurants. As a percentage of revenues, depreciation and amortization remained consistent at 5.2% for the current twenty-six-week period and the prior year comparable period.

Restaurant Opening. Restaurant opening expense decreased by $0.2 million, or 25.5%, to $0.7 million during the twenty-six weeks ended July 1, 2025, compared to $0.9 million during the comparable twenty-six-week period of 2024. This decrease was primarily due to the timing of openings.

Loss on Disposal and Impairment of Assets, Net. Loss on disposal and impairment of assets, net, was $0.4 million during the twenty-six weeks ended July 1, 2025, and $2.7 million during the comparable twenty-six-week period of 2024. For the twenty-six weeks ended July 1, 2025, these costs primarily related to disposals of assets in conjunction with initiatives to keep our restaurants up to date. For the twenty-six weeks ended July 2, 2024, the cost primarily related to the impairment and reduction in the carrying value of the long-lived assets related to one of our restaurants, coupled with the disposals of assets in conjunction with initiatives to keep our restaurants up to date.

Interest Expense, Net. Interest expense, net, decreased by $0.2 million to $2.5 million during the twenty-six weeks ended July 1, 2025, compared to $2.7 million during the comparable twenty-six-week period of 2024. This decrease was primarily due to a lower weighted average interest rate year over year, coupled with a lower average outstanding debt balance.

Other Income, Net. Other income, net, was $3.7 million of expense during the twenty-six weeks ended July 1, 2025, compared to income of $3.5 million during the comparable twenty-six-week period of 2024. This change was primarily related to an increase in income related to a payroll tax credit, compared to prior period, offset by the change in the cash surrender value of certain life insurance policies under our deferred compensation plan.

Income Tax Expense (Benefit). Our effective income tax rate for the twenty-six weeks ended July 1, 2025, was an expense of 4.4% compared to a benefit of 11.7% for the comparable twenty-six-week period of 2024. The effective tax rate expense and benefit, respectively, for the twenty-six weeks ended July 1, 2025 and July 2, 2024, was different than the statutory rate primarily due to FICA tax tip credits.

LIQUIDITY AND MATERIAL CASH REQUIREMENTS

The following table provides, for the periods indicated, a summary of our key liquidity measurements (dollars in thousands):

	July 1, 2025	December 31, 2024
Cash and cash equivalents	$25,964	$26,096
Net working capital	$(117,392)	$(116,744)
Current ratio	0.4:1.0	0.4:1.0

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

CASH FLOWS

The following tables set forth, for the periods indicated, our cash flows from operating, investing, and financing activities (in thousands):

	For the Twenty-Six Weeks Ended
	July 1, 2025	July 2, 2024
Net cash provided by operating activities	$66,900	$42,532
Net cash used in investing activities	(37,019)	(41,349)
Net cash used in financing activities	(30,013)	(14,068)
Net decrease in cash and cash equivalents	$(132)	$(12,885)

Operating Cash Flows

Net cash provided by operating activities was $66.9 million during the twenty-six weeks ended July 1, 2025, representing a $24.4 million increase from the $42.5 million provided during the twenty-six weeks ended July 2, 2024. The increase over prior year is primarily due to the timing of accounts payable and accrued expenses, coupled with improved net income.

Investing Cash Flows

Net cash used in investing activities was $37.0 million during the twenty-six weeks ended July 1, 2025, representing a $4.3 million decrease from the $41.3 million used during the twenty-six weeks ended July 2, 2024. The decrease over prior year is primarily due to the number of new restaurant openings coupled with the timing of restaurant remodel activity.

The following table provides, for the periods indicated, the components of capital expenditures (in thousands):

	For the Twenty-Six Weeks Ended
	July 1, 2025	July 2, 2024
New restaurants	$4,506	$15,406
Restaurant maintenance and remodels, and key productivity initiatives	32,076	25,391
Restaurant and corporate systems	474	552
Total capital expenditures	$37,056	$41,349

As of August 8, 2025, we have opened one new restaurant and currently plan to remodel approximately 20 existing locations in fiscal 2025. We currently anticipate our total capital expenditures for fiscal 2025 to be approximately $65 million to $75 million. This estimate includes costs to open new restaurants and remodel existing locations and excludes anticipated proceeds from tenant improvement allowances. We expect to fund our net capital expenditures with our current cash balance on hand, cash flows from operations and our line of credit. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords.

Financing Cash Flows

Net cash used in financing activities was $30.0 million during the twenty-six weeks ended July 1, 2025, representing a $15.9 million increase from the $14.1 million used during the twenty-six weeks ended July 2, 2024. The increase over prior year is primarily due to the increase in share repurchases, partially offset by the increase in proceeds from stock option exercises.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of July 1, 2025, we are not involved in any off-balance sheet arrangements.

IMPACT OF INFLATION

Inflation has had an impact on our operations, new restaurant construction and corresponding return on invested capital. While we have been able to partially offset inflation and other changes in the costs of key operating inputs by gradually increasing menu prices, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. Increases in inflation, including the effects of any tariff increases or other changes in trade policies on food and other restaurant operating and construction costs, could adversely affect our business, financial condition and results of operations. In addition, increases in inflation could have a severe impact on the United States and global economies, which will have an adverse impact on our business, financial condition and results of operations. Macroeconomic conditions that impact consumer discretionary spending for food away from home could make additional menu price increases imprudent to offset the effects of inflation. Whether we are able to continue to offset the effects of inflation will determine to what extent, if any, inflation affects our restaurant profitability in future periods.

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

A summary of our other critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. During the twenty-six weeks ended July 1, 2025, there were no significant changes in our critical accounting policies.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains “forward-looking” statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

Interest Rate Risk

We have a $215 million Credit Facility, of which $60.5 million is outstanding as of July 1, 2025, and carries interest at a floating rate. We utilize the Credit Facility principally for letters of credit that are required to support our self-insurance programs, to fund a portion of our announced share repurchase program, and for working capital and construction requirements, as needed. We are exposed to interest rate risk through fluctuations in interest rates on our obligations under the Credit Facility. Based on our current outstanding balance, a hypothetical 1% change in the interest rates under our Credit Facility would have an approximate $0.5 million annual impact on our net income.

Food, Supplies and Commodity Price Risks

We purchase food, supplies and other commodities for use in our operations based upon market prices established with our suppliers. Our business is dependent on frequent and consistent deliveries of these items. We may experience shortages, delays or interruptions due to inclement weather, natural disasters, labor issues, tariffs or other operational disruptions or other conditions beyond our control such as cyber breaches or ransomware attacks at our suppliers, distributors or transportation providers. Additionally, many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control, whether contracted for or not. Costs can also fluctuate due to government regulation and changes in trade policies, including the imposition of tariffs. To manage this risk in part, we attempt to enter into fixed-price purchase commitments, with terms typically up to one year, for some of our commodity requirements. However, it may not be possible for us to enter into fixed-price contracts for certain commodities or we may choose not to enter into fixed-price contracts for certain commodities. We believe that substantially all of our food and supplies are available from several sources, which helps to diversify our overall commodity cost risk. We also believe that we have some flexibility and ability to increase certain menu prices, or vary certain menu items offered or promoted, in response to food commodity price increases. Some of our commodity purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps. We do not use financial instruments to hedge commodity prices, since our purchase arrangements with suppliers, to the extent that we can enter into such arrangements, help control the ultimate cost that we pay.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of July 1, 2025, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended July 1, 2025, we implemented a new enterprise resource planning (“ERP”) system. The new ERP system replaced legacy systems in which a significant portion of our business transactions originated, were processed, or were recorded. Additionally, we converted certain boundary applications so that they would interface with the new ERP system. The new ERP system is intended to provide us with enhanced transactional processing, security and management tools and is an important component of our system of disclosure controls and procedures.

There has not been any other change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of July 1, 2025, we have cumulatively repurchased shares valued at approximately $543.3 million in accordance with our approved share repurchase plan since its inception in 2014. During the twenty-six weeks ended July 1, 2025, we repurchased and retired approximately 842,000 shares of our common stock at an average price of $34.72 per share for approximately $29.2 million, which is recorded as a reduction in common stock, with any excess charged to retained earnings. In February 2025, our Board of Directors approved an increase in our share repurchase program by $50 million. As a result, as of July 1, 2025, we had approximately $56.7 million available under our authorized $600 million share repurchase program.

The following table sets forth information with respect to the repurchase of common shares during the twenty-six weeks ended July 1, 2025:

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
01/01/25 - 01/28/25	58,284	$35.07	58,284	$—	$33,886,105
01/29/25 - 02/25/25	46,960	$36.16	46,960	$50,000,000	$82,187,998
02/26/25 - 04/01/25	298,320	$34.72	298,320	$—	$71,830,877
04/02/25 - 04/29/25	309,226	$32.21	309,226	$—	$61,871,926
04/30/25 - 05/27/25	83,891	$37.72	83,891	$—	$58,707,907
05/28/25 - 07/01/25	45,094	$44.52	45,094	$—	$56,700,365
Total	841,775		841,775
(1)
Period information is presented in accordance with our fiscal months during fiscal 2025.

Item 6. EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K for fiscal 2017.

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 of the Form 8-K filed on August 14, 2020.

3.3	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.3 of the Annual Report on Form 10-K for fiscal 2004.

3.4	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.4 of the Annual Report on Form 10-K for fiscal 2010.

4.1

Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form SB‑2A filed with the Securities and Exchange Commission on August 22, 1996 (File No. 3335182‑LA).

10.1

Fifth Amended and Restated Credit Agreement, dated May 30, 2025, by and among the Company and Bank of America, N.A., JPMorgan Chase Bank, N.A., and the other lenders identified therein, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on June 5, 2025.

10.2	Consulting Agreement dated July 14, 2025, between the Company and FLG Partners, LLC.
31	Section 302 Certification of Chief Executive Officer and Principal Financial Officer.

32	Section 906 Certification of Chief Executive Officer and Principal Financial Officer.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.
(Registrant)

August 8, 2025	By:	/s/ LYLE D. TICK
Lyle D. Tick
Chief Executive Officer, President and Director
(Principal Executive Officer)

By:	/s/ WILLIAM J. ATKINS
William J. Atkins
Interim Principal Financial Officer (Principal Financial Officer)

By:	/s/ JACOB J. GUILD
Jacob J. Guild
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)