Form 10-Q
period 2025-09-30
BJs RESTAURANTS INC
filed 2025-11-05
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

As of November 3, 2025, there were 21,134,781 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,431	$26,096
Accounts and other receivables, net	16,070	20,402
Inventories, net	12,506	12,768
Prepaid expenses and other current assets	16,623	20,299
Total current assets	70,630	79,565

Property and equipment, net	513,701	510,581
Operating lease assets	318,264	336,936
Goodwill	4,673	4,673
Equity method investment	4,193	4,266
Deferred income taxes, net	65,211	62,318
Other assets, net	45,373	42,725
Total assets	$1,022,045	$1,041,064

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$45,024	$51,011
Accrued expenses	105,168	105,316
Current operating lease obligations	43,542	39,982
Total current liabilities	193,734	196,309

Long-term operating lease obligations	367,808	394,129
Long-term debt	89,500	66,500
Other liabilities	14,805	14,109
Total liabilities	665,847	671,047

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 125,000 shares authorized and 21,232 and 22,697 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Capital surplus	74,291	77,576
Retained earnings	281,907	292,441
Total shareholders’ equity	356,198	370,017
Total liabilities and shareholders’ equity	$1,022,045	$1,041,064

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 30, 2025	October 1, 2024	September 30, 2025	October 1, 2024
Revenues	$330,157	$325,702	$1,043,727	$1,012,963
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	84,904	86,673	262,527	261,462
Labor and benefits	122,343	120,718	377,369	372,048
Occupancy and operating	81,589	80,322	244,800	236,746
General and administrative	22,432	20,960	65,934	64,561
Depreciation and amortization	19,311	18,193	56,324	54,229
Restaurant opening	—	1,115	663	2,005
Loss on disposal and impairment of assets, net	575	329	943	3,041
Total costs and expenses	331,154	328,310	1,008,560	994,092
(Loss) income from operations	(997)	(2,608)	35,167	18,871

Other (expense) income:
Interest expense, net	(1,183)	(1,342)	(3,685)	(4,012)
Other income, net (1)	1,181	763	4,881	4,231
Total other (expense) income	(2)	(579)	1,196	219
(Loss) income before income taxes	(999)	(3,187)	36,363	19,090

Income tax (benefit) expense	(1,464)	(260)	198	(2,863)
Net income (loss)	$465	$(2,927)	$36,165	$21,953

Net income (loss) per share:
Basic	$0.02	$(0.13)	$1.62	$0.94
Diluted	$0.02	$(0.13)	$1.58	$0.92

Weighted average number of shares outstanding:
Basic	21,893	23,111	22,265	23,246
Diluted	22,483	23,111	22,910	23,864

(1)
For the thirteen weeks ended September 30, 2025 and October 1, 2024, related party costs included in other income, net was an equity method investment income of $152,000 and loss of $88,000, respectively. For the thirty-nine weeks ended September 30, 2025 and October 1, 2024, related party costs included in other income, net was an equity method investment loss of $73,000 and $381,000, respectively. See Note 10 for further information.

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

	For the Thirteen Weeks Ended
	Common Stock		Capital	Retained
	Shares	Amount	Surplus	Earnings	Total
Balance, July 2, 2024	23,138	$—	$72,037	$314,452	$386,489
Issuance of restricted stock units	27	1,246	(1,390)	—	(144)
Repurchase, retirement and reclassification of common stock	(269)	(1,246)	—	(7,002)	(8,248)
Stock-based compensation	—	—	1,005	—	1,005
Net loss	—	—	—	(2,927)	(2,927)
Balance, October 1, 2024	22,896	$—	$71,652	$304,523	$376,175

Balance, July 1, 2025	22,181	$—	$73,193	$313,371	$386,564
Exercise of stock options	5	214	(75)	—	139
Issuance of restricted stock units	42	1,032	(1,123)	—	(91)
Repurchase, retirement and reclassification of common stock	(996)	(1,246)	—	(31,929)	(33,175)
Stock-based compensation	—	—	2,296	—	2,296
Net income	—	—	—	465	465
Balance, September 30, 2025	21,232	$—	$74,291	$281,907	$356,198

	For the Thirty-Nine Weeks Ended
	Common Stock		Capital	Retained
	Shares	Amount	Surplus	Earnings	Total
Balance, January 2, 2024	23,184	$—	$77,036	$288,725	$365,761
Exercise of stock options	5	251	(83)	—	168
Issuance of restricted stock units	230	10,676	(11,712)	—	(1,036)
Repurchase, retirement and reclassification of common stock	(523)	(10,927)	—	(6,156)	(17,083)
Stock-based compensation	—	—	6,411	—	6,411
Adjustment to dividends previously accrued	—	—	—	1	1
Net income	—	—	—	21,953	21,953
Balance, October 1, 2024	22,896	$—	$71,652	$304,523	$376,175

Balance, December 31, 2024	22,697	$—	$77,576	$292,441	$370,017
Exercise of stock options	190	9,700	(2,861)	—	6,839
Issuance of restricted stock units	183	6,006	(6,746)	—	(740)
Repurchase, retirement and reclassification of common stock	(1,838)	(15,706)	—	(46,699)	(62,405)
Stock-based compensation	—	—	6,322	—	6,322
Net income	—	—	—	36,165	36,165
Balance, September 30, 2025	21,232	$—	$74,291	$281,907	$356,198

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Thirty-Nine Weeks Ended
	September 30, 2025	October 1, 2024
Cash flows from operating activities:
Net income	$36,165	$21,953
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,324	54,229
Non-cash lease expense	25,758	23,899
Amortization of financing costs	167	163
Deferred income taxes	(2,893)	(4,958)
Stock-based compensation expense	6,090	6,156
Loss on disposal and impairment of assets, net	943	3,041
Equity method investment	73	381
Changes in assets and liabilities:
Accounts and other receivables, net	4,293	2,816
Inventories, net	752	801
Prepaid expenses and other current assets	2,126	3,512
Other assets, net	(3,432)	(4,189)
Accounts payable	(5,107)	(9,383)
Accrued expenses	(148)	1,343
Operating lease obligations	(29,847)	(32,941)
Other liabilities	696	3,019
Net cash provided by operating activities	91,960	69,842

Cash flows from investing activities:
Purchases of property and equipment	(58,513)	(61,028)
Proceeds from disposal of assets	39	—
Net cash used in investing activities	(58,474)	(61,028)

Cash flows from financing activities:
Borrowings on credit facility	803,187	646,100
Payments on credit facility	(780,187)	(647,600)
Payments of debt issuance costs	(845)	—
Taxes paid on vested stock units under employee plans	(740)	(1,036)
Proceeds from exercise of stock options	6,839	168
Cash dividends accrued under stock compensation plans	—	(11)
Repurchase of common stock	(62,405)	(17,083)
Net cash used in financing activities	(34,151)	(19,462)

Net decrease in cash and cash equivalents	(665)	(10,648)
Cash and cash equivalents, beginning of period	26,096	29,070
Cash and cash equivalents, end of period	$25,431	$18,422

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Thirty-Nine Weeks Ended
	September 30, 2025	October 1, 2024
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4,925	$4,723
Cash paid for interest, net of capitalized interest	$2,895	$3,420
Cash paid for operating lease obligations	$48,753	$46,826
Supplemental disclosure of non-cash investing and financing activities:
Operating lease assets obtained in exchange for operating lease obligations	$7,086	$15,990
Property and equipment acquired and included in accounts payable	$3,727	$6,314
Stock-based compensation capitalized	$232	$255

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates. Our operating results for the thirty-nine weeks ended September 30, 2025 may not be indicative of operating results for the entire year.

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

Recently Issued Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and should be applied either prospectively or retrospectively. The adoption of this ASU will impact our income tax disclosure, but will have no impact on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires public entities to disaggregate, in a tabular presentation, certain income statement expenses into different categories, such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The guidance is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted, and may be applied retrospectively. We are currently evaluating the impact of adopting the new ASU on our consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic: 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU modernizes certain aspects of the accounting for software costs to develop or obtain software for internal use under Accounting Standards Codification 350-40. The ASU requires entities to begin capitalizing software costs when management authorizes and commits to funding the software project, and it is probable that the project will be completed and the software will be used for its intended purpose. The guidance is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, and early adoption is permitted. We are currently evaluating the impact of adopting this new ASU on our consolidated financial statements and related disclosures.

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

The liability related to our gift card and loyalty program, included in “Accrued expenses” on our Consolidated Balance Sheets is as follows (in thousands):

	September 30, 2025	December 31, 2024
Gift card liability	$10,161	$15,668
Deferred loyalty revenue	$2,934	$2,910

Revenue recognized for the redemption of gift cards and loyalty rewards deferred at the beginning of each respective fiscal year is as follows (in thousands):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 30, 2025	October 1, 2024	September 30, 2025	October 1, 2024
Revenue recognized from gift card liability	$1,458	$1,405	$9,370	$9,308
Revenue recognized from guest loyalty program	$1,088	$906	$8,153	$6,220

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

Lease costs included in “Occupancy and operating” on the Consolidated Statements of Operations consisted of the following (in thousands):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 30, 2025	October 1, 2024	September 30, 2025	October 1, 2024
Lease cost	$14,994	$14,315	$44,491	$43,146
Variable lease cost	762	834	2,801	2,626
Total lease costs	$15,756	$15,149	$47,292	$45,772

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

Our Credit Facility matures on May 30, 2030, and provides us with revolving loan commitments totaling $215 million, which may be increased up to $315 million, of which $50 million may be used for the issuance of letters of credit. Availability under the Credit Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. On September 30, 2025, there were borrowings of $89.5 million and letters of credit of $19.3 million outstanding, leaving $106.2 million available to borrow.

Borrowings under the Line of Credit bear interest at an annual rate equal to either (a) the Secured Overnight Financing Rate (“Term SOFR”), adjusted by 10 basis points regardless of the duration of the Term SOFR, plus a percentage not to exceed 2.00%, or (b) the Base Rate plus a percentage not to exceed 1.00%. As with swingline loans: (i) the percentage adjustment depends on the level of lease and debt obligations of the Company as compared to EBITDA and lease expenses; and (ii) there is a floor of 0.00% on Term SOFR plus the 10 basis point adjustment. The weighted average interest rate during the thirty-nine weeks ended September 30, 2025 and October 1, 2024 was approximately 5.9% and 6.9%, respectively.

The Credit Agreement contains certain representations and warranties, affirmative and negative covenants and events of default that are customary for credit arrangements of this type, including covenants which restrict or limit the Company’s ability to, among other things, create liens, borrow money (other than purchase money indebtedness and trade credit, lease obligations incurred in the ordinary course, and similar ordinary course liabilities), make dividends, and engage in mergers, consolidations, significant asset sales, stock repurchases and certain other transactions. On September 30, 2025, we were in compliance with these covenants.

Pursuant to the Credit Agreement, the Company will be required to pay certain customary fees and expenses associated with maintenance and use of the Line of Credit including letter of credit issuance fees and unused commitment fees. Interest expense and commitment fees under the Credit Facility were approximately $3.7 million and $4.0 million, for the thirty-nine weeks ended September 30, 2025 and October 1, 2024, respectively. We also capitalized approximately $0.1 million and $0.2 million of interest expense related to new restaurant construction during each of the thirty-nine weeks ended September 30, 2025 and October 1, 2024, respectively. Additionally, we capitalized approximately $0.8 million of fees related to the Fifth Amended and Restated Credit Agreement, which are being amortized over the remaining term of the Credit Facility.

5. NET INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Potentially dilutive shares are excluded from the computation of diluted net loss per share when their inclusion would have an anti-dilutive effect. The number of diluted shares reflects the potential dilution that could occur if holders of in-the-money options and warrants were to exercise their right to convert these instruments into common stock and unvested restricted stock units (“RSUs”) were to vest. Additionally, performance-based RSUs are considered contingent shares; therefore, at each reporting date we determine the probable number of shares that will vest and include these contingently issuable shares in our diluted share calculation unless they are anti-dilutive. Once these performance-based RSUs vest, they are included in our basic net income (loss) per share calculation.

The following table presents a reconciliation of basic and diluted net income per share, including the number of dilutive equity awards included in the dilutive net income (loss) per share computation (in thousands):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 30, 2025	October 1, 2024	September 30, 2025	October 1, 2024
Numerator:
Net income (loss)	$465	$(2,927)	$36,165	$21,953
Denominator:
Weighted-average shares outstanding – basic	21,893	23,111	22,265	23,246
Dilutive effect of equity awards	590	—	645	618
Weighted-average shares outstanding – diluted	22,483	23,111	22,910	23,864

Net income (loss) per share:
Basic	$0.02	$(0.13)	$1.62	$0.94
Diluted	$0.02	$(0.13)	$1.58	$0.92

For each of the thirteen weeks ended September 30, 2025 and October 1, 2024, there were approximately 0.7 million and 1.0 million, respectively, of common stock equivalents that have been excluded from the calculation of diluted net income per share because they are anti-dilutive. For each of the thirty-nine weeks ended September 30, 2025 and October 1, 2024, there were approximately 0.6 million and 1.0 million, respectively, of common stock equivalents that have been excluded from the calculation of diluted net income per share because they are anti-dilutive.

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

The following table presents the stock-based compensation recognized within our consolidated financial statements (in thousands):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 30, 2025	October 1, 2024	September 30, 2025	October 1, 2024
Labor and benefits	$625	$727	$1,890	$1,764
General and administrative	1,608	186	4,200	4,392
Capitalized (1)	63	92	232	255
Total stock-based compensation	$2,296	$1,005	$6,322	$6,411

(1)
Capitalized stock-based compensation relates to our restaurant development personnel and is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The fair value of each stock option was estimated on the grant date using the Black‑Scholes option-pricing model with the following assumptions:

	For the Thirty-Nine Weeks Ended
	September 30, 2025	October 1, 2024
Volatility	56.6%	67.5%
Risk-free interest rate	4.2%	3.9%
Expected life (years)	5	5
Expected dividend yield	—%	—%
Fair value of options granted	$19.78	$18.86

Under our stock-based compensation plan, the exercise price of a stock option is required to equal or exceed the fair value of our common stock at market close on the option grant date or the last trading day prior to the date of grant when grants take place on a day when the market is closed. The following table presents stock option activity:

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2024	933	$39.10	741	$41.00
Granted	92	37.98
Exercised	(190)	36.03
Forfeited	(105)	42.57
Outstanding at September 30, 2025	730	$39.26	563	$40.45

As of September 30, 2025, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $2.1 million, which is expected to be recognized over the next three years.

Restricted Stock Units

Service-Based Restricted Stock Units

The following table presents service-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 31, 2024	772	$30.45
Granted	186	36.66
Released	(166)	28.63
Forfeited	(83)	30.43
Outstanding at September 30, 2025	709	$32.51

As of September 30, 2025, total unrecognized stock-based compensation expense related to non-vested service-based RSUs was approximately $11.3 million, which is expected to be recognized over the next three to five years.

Performance-Based Restricted Stock Units

The following table presents performance-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 31, 2024	83	$32.89
Granted	112	37.39
Released	(39)	32.27
Forfeited	(30)	35.06
Outstanding at September 30, 2025	126	$36.58

The fair value of performance-based RSUs, which include a market-based metric, was estimated on the grant date using the Monte Carlo simulation model with the following assumptions:

	For the Thirty-Nine Weeks Ended
	September 30, 2025	October 1, 2024
Volatility	48.0%	49.8%
Risk-free interest rate	4.2%	3.8%
Expected life (years)	3	3
Expected dividend yield	—%	—%
Fair value of market-based awards granted	$37.98	$34.79

As of September 30, 2025, the total unrecognized stock-based compensation expense related to non-vested performance-based RSUs was approximately $2.6 million, which is expected to be recognized over the next three to five years.

7. INCOME TAXES

We calculate our interim income tax provision in accordance with ASC Topic 270, “Interim Reporting” and ASC Topic 740, “Accounting for Income Taxes.” The Company calculates its provision for income taxes at the end of each interim reporting period by computing an estimated annual effective tax rate adjusted for tax items that are discrete to each period. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the interim period in which the change occurs. The computation of the annual estimated effective tax rate at each interim period requires certain significant estimates and judgment including the expected operating income for the year, permanent and temporary differences because of differences between amounts measured and recognized in accordance with tax laws and financial accounting standards, and the likelihood of recovering deferred tax assets generated in the current fiscal year. The accounting estimates used to compute income tax expense may change as new events occur, additional information is obtained or the tax environment changes.

Our effective income tax rate for the thirty-nine weeks ended September 30, 2025 was an expense rate of 0.5% compared to a benefit rate of 15.0% for the comparable thirty-nine weeks ended October 1, 2024. The effective tax rate expense and benefit for the thirty-nine weeks ended September 30, 2025 and October 1, 2024, respectively, was different from the statutory tax rate primarily as a result of significant Federal Insurance Contributions Act (“FICA”) tax tip credits.

As of September 30, 2025, we had unrecognized tax benefits of approximately $0.9 million, which, if reversed, would impact our effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is the following (in thousands):

	For the Thirty-Nine Weeks Ended
	September 30, 2025	October 1, 2024
Beginning gross unrecognized tax benefits	$874	$967
Increases for tax positions taken in prior years	—	29
Decrease for tax positions taken in prior years	(46)	—
Increases for tax positions taken in the current year	66	100
Ending gross unrecognized tax benefits	$894	$1,096

Our uncertain tax positions are related to tax years that remain subject to examination by tax agencies. As of September 30, 2025, the earliest tax year still subject to examination by the Internal Revenue Service is 2021. The earliest year still subject to examination by a significant state or local taxing authority is 2020.

H.R. 1, commonly referred to as the One Big Beautiful Bill Act ("OBBBA"), was signed into law on July 4, 2025. The legislation included provisions that impact the timing and magnitude of certain tax deductions, including restoring 100% bonus depreciation for qualifying property and the immediate expensing of domestic research and experimental (R&E) expenditures. The impact of the OBBBA is anticipated to result in a net zero tax expense effect, as the projected $5.0 million deferred tax expense is expected to be fully offset by a corresponding current tax expense.

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

Stock Repurchases

During the thirty-nine weeks ended September 30, 2025, we repurchased and retired approximately 1.8 million shares of our common stock at an average price of $33.95 per share for approximately $62.4 million, which is recorded as a reduction in common stock, with any excess charged to retained earnings. Our Board of Directors approved a $50 million increase to our share repurchase program in February 2024, another $50 million increase in February 2025, and an additional $75 million increase in October 2025. As of September 30, 2025, we had $23.5 million available under our authorized $600 million share repurchase program, and as of November 5, 2025, we have approximately $94 million available under our authorized $675 million share repurchase program. Repurchases may be made at any time.

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

Equity Method Investment

During fiscal 2022, we contributed assets valued at $5.0 million to a company, in which our former Board member and former Chief Executive Officer has a less than 1% interest. We recorded this non-cash contribution, in exchange for a 20% ownership of the company, as an investment within “Equity method investment” on our Consolidated Balance Sheets, and the related gain within “Loss on disposal and impairment of assets, net” on our Consolidated Statements of Operations. During the thirty-nine weeks ended September 30, 2025, the company we invested in obtained additional funding, and as a result our ownership interest decreased from 20% to 17%. For the thirty-nine weeks ended September 30, 2025 and October 1, 2024, we recorded a net loss related to the investment of $0.1 million and $0.4 million, respectively, within “Other income, net,” and accordingly adjusted the investment carrying amount on our Consolidated Balance Sheets.

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

Reported segment revenue and expenses is presented below (in thousands):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 30, 2025	October 1, 2024	September 30, 2025	October 1, 2024
Revenues	$330,157	$325,702	$1,043,727	$1,012,963
Less:
Cost of sales	84,549	86,246	261,380	260,173
Labor and benefits	119,008	118,707	368,501	365,040
Occupancy and operating	85,279	82,760	254,815	245,043
Other segment items (1)	23,007	22,404	67,540	69,607
Depreciation and amortization	19,311	18,193	56,324	54,229
(Loss) income from operations	(997)	(2,608)	35,167	18,871

Reconciliation to net income:
Interest expense, net	1,183	1,342	3,685	4,012
Other income, net	(1,181)	(763)	(4,881)	(4,231)
Income tax (benefit) expense	(1,464)	(260)	198	(2,863)
Net income (loss)	$465	$(2,927)	$36,165	$21,953

(1) Other segment items consist of amounts related to general and administrative expenses, restaurant opening expenses, and loss on disposal of and impairment of assets, net.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

Certain information included in this Form 10-Q and other filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers may contain “forward-looking” statements about our current and expected performance trends, growth plans, business goals and other matters. Words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should,” and similar expressions are intended to identify “forward-looking” statements. These statements, and any other statements that are not historical facts, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time. The cautionary statements made in this Form 10-Q should be read as being applicable to all related “forward-looking” statements wherever they appear in this Form 10-Q. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as updated in our Form 10-Q for the thirty-nine weeks ended September 30, 2025, and in other reports filed subsequently with the SEC.

GENERAL

BJ’s Restaurants is a leading full-service restaurant brand differentiated by a high-quality, varied menu with compelling value, a dining experience that offers our customers (referred to as “guests”) best-in-class service, hospitality and enjoyment, in a high-energy, welcoming and approachable atmosphere. BJ’s is a national restaurant chain that, as of November 5, 2025, owns and operates 219 restaurants located in 31 states.

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

Restaurant opening expenses, which are expensed as incurred, consist of the costs of hiring and training the initial hourly work force for each new restaurant, travel, the cost of food and supplies used in training, grand opening promotional costs, the cost of the initial stock of operating supplies and other direct costs related to the opening of a restaurant, including rent expense during the in-restaurant training period.

RESULTS OF OPERATIONS

The following table provides, for the periods indicated, our unaudited Consolidated Statements of Operations expressed as percentages of total revenues. The results of operations for the thirteen and thirty-nine weeks ended September 30, 2025 and October 1, 2024, are not necessarily indicative of the results to be expected for the full fiscal year. Percentages below may not reconcile due to rounding.

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 30, 2025	October 1, 2024	September 30, 2025	October 1, 2024
Revenues	100.0%	100.0%	100.0%	100.0%
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	25.7	26.6	25.2	25.8
Labor and benefits	37.1	37.1	36.2	36.7
Occupancy and operating	24.7	24.7	23.5	23.4
General and administrative	6.8	6.4	6.3	6.4
Depreciation and amortization	5.8	5.6	5.4	5.4
Restaurant opening	-	0.3	0.1	0.2
Loss on disposal and impairment of assets, net	0.2	0.1	0.1	0.3
Total costs and expenses	100.3	100.8	96.6	98.1
(Loss) income from operations	(0.3)	(0.8)	3.4	1.9

Other (expense) income:
Interest expense, net	(0.4)	(0.4)	(0.4)	(0.4)
Other income, net	0.4	0.2	0.5	0.4
Total other (expense) income	-	(0.2)	0.1	-
(Loss) income before income taxes	(0.3)	(1.0)	3.5	1.9

Income tax (benefit) expense	(0.4)	(0.1)	-	(0.3)
Net income (loss)	0.1%	(0.9)%	3.5%	2.2%

Thirteen Weeks Ended September 30, 2025 Compared to Thirteen Weeks Ended October 1, 2024

Revenues. Total revenues increased by $4.5 million, or 1.4%, to $330.2 million during the thirteen weeks ended September 30, 2025, from $325.7 million during the comparable thirteen-week period of 2024. The increase in revenues primarily consisted of $4.1 million related to sales from new restaurants not yet in our comparable restaurant sales base.

Cost of Sales. Cost of sales decreased by $1.8 million, or 2.0%, to $84.9 million during the thirteen weeks ended September 30, 2025, from $86.7 million during the comparable thirteen-week period of 2024. This decrease was primarily due to lower poultry and produce costs. As a percentage of revenues, cost of sales decreased to 25.7% for the current thirteen-week period from 26.6% for the prior year comparable period. This decrease was primarily due to lower commodity costs and the effectiveness of improved operations and our cost savings initiatives.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $1.6 million, or 1.3%, to $122.3 million during the thirteen weeks ended September 30, 2025, from $120.7 million during the comparable thirteen-week period of 2024. This increase was primarily due to $1.5 million related to higher workers' compensation insurance expense. Included in labor and benefits for the thirteen weeks ended September 30, 2025 and October 1, 2024, was approximately $0.6 million and $0.7 million, respectively, or 0.2% of revenues, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members. As a percentage of revenues, labor and benefit costs remained consistent at 37.1% for the current thirteen-week period and the prior year comparable period.

Occupancy and Operating. Occupancy and operating expenses increased by $1.3 million, or 1.6%, to $81.6 million during the thirteen weeks ended September 30, 2025, from $80.3 million during the comparable thirteen-week period of 2024. This was primarily due to increases of $1.0 million in property insurance, $0.9 million in utilities, $0.4 million in marketing-related expenses, and $0.3 million in credit card processing fees, offset by decreases of $0.8 million in supplies, $0.4 million in repairs and maintenance, and $0.2 million in delivery fees. As a percentage of revenues, occupancy and operating expenses remained consistent at 24.7% for the current thirteen-week period and the prior year comparable period.

General and Administrative. General and administrative expenses increased by $1.5 million, or 7.0%, to $22.4 million during the thirteen weeks ended September 30, 2025, from $21.0 million during the comparable thirteen-week period of 2024. This was primarily due to $1.4 million in stock-based compensation. General and administrative expenses during the thirteen weeks ended October 1, 2024 included a stock-based compensation credit related to the reversal of previously awarded stock-based compensation expense in conjunction with our leadership transition. Included in general and administrative costs for the thirteen weeks ended September 30, 2025 and October 1, 2024, was approximately $1.6 million and $0.2 million, or 0.5% and 0.1% of revenues, respectively, of stock-based compensation expense. This increase was primarily due to equity forfeitures associated with leadership changes during the thirteen-week period ended October 1, 2024. As a percentage of revenues, general and administrative expenses increased to 6.8% for the current thirteen-week period from 6.4% for the prior year comparable period.

Depreciation and Amortization. Depreciation and amortization increased by $1.1 million, or 6.1%, to $19.3 million during the thirteen weeks ended September 30, 2025, compared to $18.2 million during the comparable thirteen-week period of 2024. This increase was primarily due to depreciation expense related to our restaurants opened since the thirteen weeks ended October 1, 2024, coupled with depreciation related to our remodeled restaurants. As a percentage of revenues, depreciation and amortization increased to 5.8% for the current thirteen-week period from 5.6% for the prior year comparable period.

Restaurant Opening. Restaurant opening expenses were zero during the thirteen weeks ended September 30, 2025, compared to $1.1 million during the comparable thirteen-week period of 2024. This decrease was primarily due to the timing of openings.

Loss on Disposal and Impairment of Assets, Net. Loss on disposal and impairment of assets, net, was $0.6 million during the thirteen weeks ended September 30, 2025, compared to $0.3 million during the comparable thirteen-week period of 2024. For the thirteen weeks ended September 30, 2025 and October 1, 2024, these costs primarily related to disposals of assets in conjunction with initiatives to keep our restaurants up to date.

Interest Expense, Net. Interest expense, net, was $1.2 million during the thirteen weeks ended September 30, 2025, compared to $1.3 million during the comparable thirteen-week period of 2024. This decrease was primarily due to a lower weighted average interest rate year over year.

Other Income, Net. Other income, net, was $1.2 million during the thirteen weeks ended September 30, 2025, compared to $0.8 million during the comparable thirteen-week period of 2024. This change is primarily due to gains associated with the cash surrender value of certain life insurance policies.

Income Tax (Benefit) Expense. Our effective income tax rate for the thirteen weeks ended September 30, 2025, was a benefit of 146.5% compared to a benefit of 8.2% for the comparable thirteen-week period of 2024. The effective tax rate expense and benefit, respectively, for the thirteen weeks ended September 30, 2025 and October 1, 2024, was different than the statutory rate primarily due to FICA tax tip credits.

Thirty-Nine Weeks Ended September 30, 2025 Compared to Thirty-Nine-Weeks Ended October 1, 2024

Revenues. Total revenues increased by $30.8 million, or 3.0%, to $1.04 billion during the thirty-nine weeks ended September 30, 2025, from $1.01 billion during the comparable thirty-nine-week period of 2024. The increase in revenues primarily consisted of a 1.8%, or $17.7 million, increase in comparable restaurant sales and $14.8 million related to sales from new restaurants not yet in our comparable restaurant sales base, offset by $1.5 million related to closed restaurants. The increase in comparable restaurant sales was due to an increase in guest traffic of approximately 2.2%, offset by an average check decrease of approximately 0.4%, resulting from changes in daypart and channel mix, partially mitigated by menu price increases.

Cost of Sales. Cost of sales increased by $1.1 million, or 0.4%, to $262.5 million during the thirty-nine weeks ended September 30, 2025, from $261.5 million during the comparable thirty-nine-week period of 2024. This increase was primarily to support the higher sales at restaurants in our comparable restaurant sales base as well as our new restaurants. As a percentage of revenues, cost of sales decreased to 25.2% for the current thirty-nine-week period from 25.8% for the prior year comparable period. This decrease was primarily due to lower commodity costs and the effectiveness of our cost savings initiatives.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $5.3 million, or 1.4%, to $377.4 million during the thirty-nine weeks ended September 30, 2025, from $372.0 million during the comparable thirty-nine-week period of 2024. This increase was primarily due to $2.3 million related to higher management compensation, $1.9 million related to higher workers’ compensation insurance expense, and $1.5 million in taxes and benefits, offset by $0.4 million related to lower hourly labor. Included in labor and benefits for the thirty-nine weeks ended September 30, 2025 and October 1, 2024, was approximately $1.9 million and $1.8 million, respectively, or 0.2% of revenues, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members. As a percentage of revenues, labor and benefit costs decreased to 36.2% for the current thirty-nine-week period from 36.7% for the prior year comparable period. This decrease was primarily due to leveraging our comparable restaurant growth and improved labor efficiency driven by our cost savings initiatives.

Occupancy and Operating. Occupancy and operating expenses increased by $8.1 million, or 3.4%, to $244.8 million during the thirty-nine weeks ended September 30, 2025, from $236.7 million during the comparable thirty-nine-week period of 2024. This was primarily due to increases of $3.8 million in marketing-related expenses, $2.3 million in utilities, $1.6 million in repairs and maintenance, and $1.5 million in rent and related expenses, offset by decreases of $2.1 million in supplies. As a percentage of revenues, occupancy and operating expenses increased to 23.5% for the current thirty-nine-week period from 23.4% for the prior year comparable period. This increase was primarily related to our investment in increased marketing with the goal of driving incremental sales.

General and Administrative. General and administrative expenses increased by $1.4 million, or 2.1%, to $65.9 million during the thirty-nine weeks ended September 30, 2025, from $64.6 million during the comparable thirty-nine-week period of 2024. This was primarily due to increases of $2.0 million in external services, including consulting fees, and $1.6 million related to office expenses, offset by decreases of $2.4 million in legal fees. Included in general and administrative costs for the thirty-nine weeks ended September 30, 2025 and October 1, 2024, was approximately $4.2 million and $4.4 million, respectively, or 0.4% of revenues of stock-based compensation expense. This reduction was due to equity forfeitures associated with leadership changes during the period. As a percentage of revenues, general and administrative expenses decreased to 6.3% for the current thirty-nine-week period from 6.4% for the prior year comparable period. This decrease was primarily due to our ability to leverage our fixed costs over a higher revenue base.

Depreciation and Amortization. Depreciation and amortization increased by $2.1 million, or 3.9%, to $56.3 million during the thirty-nine weeks ended September 30, 2025, compared to $54.2 million during the comparable thirty-nine-week period of 2024. This increase was primarily related to depreciation expense related to our restaurants opened since the thirty-nine weeks ended October 1, 2024, coupled with depreciation related to our remodeled restaurants. As a percentage of revenues, depreciation and amortization remained consistent at 5.4% for the current thirty-nine-week period and the prior year comparable period.

Restaurant Opening. Restaurant opening expense decreased by $1.3 million, or 66.9%, to $0.7 million during the thirty-nine weeks ended September 30, 2025, compared to $2.0 million during the comparable thirty-nine-week period of 2024. This decrease was primarily due to the timing of openings.

Loss on Disposal and Impairment of Assets, Net. Loss on disposal and impairment of assets, net, was $0.9 million during the thirty-nine weeks ended September 30, 2025, compared to $3.0 million during the comparable thirty-nine-week period of 2024. For the thirty-nine weeks ended September 30, 2025, these costs primarily related to disposals of assets in conjunction with initiatives to keep our restaurants up to date. For the thirty-nine weeks ended October 1, 2024, the cost primarily related to the impairment and reduction in the carrying value of the long-lived assets related to one of our restaurants, coupled with the disposals of assets in conjunction with initiatives to keep our restaurants up to date.

Interest Expense, Net. Interest expense, net, decreased by $0.3 million to $3.7 million during the thirty-nine weeks ended September 30, 2025, compared to $4.0 million during the comparable thirty-nine-week period of 2024. This decrease was primarily due to a lower weighted average interest rate year over year.

Other Income, Net. Other income, net, was $4.9 million during the thirty-nine weeks ended September 30, 2025, compared to $4.2 million during the comparable thirty-nine-week period of 2024. This change is primarily related to an increase in income related to a payroll tax credit, compared to prior period, coupled with lower net loss due to our reduced equity investment ownership.

Income Tax Expense (Benefit). Our effective income tax rate for the thirty-nine weeks ended September 30, 2025, was an expense of 0.5% compared to a benefit of 15.0% for the comparable thirty-nine-week period of 2024. The effective tax rate expense and benefit, respectively, for the thirty-nine weeks ended September 30, 2025 and October 1, 2024, was different than the statutory rate primarily due to FICA tax tip credits.

LIQUIDITY AND MATERIAL CASH REQUIREMENTS

The following table provides, for the periods indicated, a summary of our key liquidity measurements (dollars in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$25,431	$26,096
Net working capital	$(123,104)	$(116,744)
Current ratio	0.4:1.0	0.4:1.0

Our capital requirements are driven by our fundamental financial objective to improve total shareholder return through a balanced approach of new restaurant expansion plans, enhancements and initiatives focused on existing restaurants and return of capital to our shareholders through our share repurchase program. We expect to accelerate restaurant openings in 2026 with two restaurant openings planned for the second half of the year. In addition, we want to maintain a flexible balance sheet to provide the financial resources necessary to manage the risks and uncertainties of conducting our business operations in the restaurant industry. In order to achieve these objectives, we use a combination of operating cash flows, debt, and landlord allowances.

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

CASH FLOWS

The following tables set forth, for the periods indicated, our cash flows from operating, investing, and financing activities (in thousands):

	For the Thirty-Nine Weeks Ended
	September 30, 2025	October 1, 2024
Net cash provided by operating activities	$91,960	$69,842
Net cash used in investing activities	(58,474)	(61,028)
Net cash used in financing activities	(34,151)	(19,462)
Net decrease in cash and cash equivalents	$(665)	$(10,648)

Operating Cash Flows

Net cash provided by operating activities was $92.0 million during the thirty-nine weeks ended September 30, 2025, representing a $22.1 million increase from the $69.8 million provided during the thirty-nine weeks ended October 1, 2024. The increase over prior year is primarily due to improved net income, the timing of accounts payable payments and accounts receivable receipts.

Investing Cash Flows

Net cash used in investing activities was $58.5 million during the thirty-nine weeks ended September 30, 2025, representing a $2.6 million decrease from the $61.0 million used during the thirty-nine weeks ended October 1, 2024. The decrease over prior year is primarily due to the number of new restaurant openings offset by the timing of restaurant remodel activity.

The following table provides, for the periods indicated, the components of capital expenditures (in thousands):

	For the Thirty-Nine Weeks Ended
	September 30, 2025	October 1, 2024
New restaurants	$7,872	$22,889
Restaurant maintenance and remodels, and key productivity initiatives	49,517	37,335
Restaurant and corporate systems	1,124	804
Total capital expenditures	$58,513	$61,028

As of November 5, 2025, we have opened one new restaurant and currently plan to remodel approximately 20 existing locations in fiscal 2025. We currently anticipate our total capital expenditures for fiscal 2025 to be approximately $65 million to $75 million. This estimate includes costs to open new restaurants and remodel existing locations and excludes anticipated proceeds from tenant improvement allowances. We expect to fund our net capital expenditures with our current cash balance on hand, cash flows from operations and our line of credit. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords.

Financing Cash Flows

Net cash used in financing activities was $34.2 million during the thirty-nine weeks ended September 30, 2025, representing a $14.7 million increase from the $19.5 million used during the thirty-nine weeks ended October 1, 2024. The increase over prior year is primarily due to the increase in share repurchases, partially offset by the increase in proceeds from stock option exercises and higher borrowings under our credit facility.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of September 30, 2025, we are not involved in any off-balance sheet arrangements.

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

A summary of our other critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. During the thirty-nine weeks ended September 30, 2025, there were no significant changes in our critical accounting policies.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains “forward-looking” statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

Interest Rate Risk

We have a $215 million Credit Facility, of which $89.5 million is outstanding as of September 30, 2025, and carries interest at a floating rate. We utilize the Credit Facility principally for letters of credit that are required to support our self-insurance programs, to fund a portion of our announced share repurchase program, and for working capital and construction requirements, as needed. We are exposed to interest rate risk through fluctuations in interest rates on our obligations under the Credit Facility. Based on our current outstanding balance, a hypothetical 1% change in the interest rates under our Credit Facility would have an approximate $0.7 million annual impact on our net income.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There has not been any other significant change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of September 30, 2025, we have cumulatively repurchased shares valued at approximately $576.5 million in accordance with our approved share repurchase plan since its inception in 2014. During the thirty-nine weeks ended September 30, 2025, we repurchased and retired approximately 1.8 million shares of our common stock at an average price of $33.95 per share for approximately $62.4 million, which is recorded as a reduction in common stock, with any excess charged to retained earnings. In February 2025, our Board of Directors approved an increase in our share repurchase program by $50 million, and in October 2025, they approved an additional $75 million. As a result, we currently have approximately $94 million available under our authorized $675 million share repurchase program.

The following table sets forth information with respect to the repurchase of common shares during the thirty-nine weeks ended September 30, 2025:

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
01/01/25 - 01/28/25	58,284	$35.07	58,284	$—	$33,886,105
01/29/25 - 02/25/25	46,960	$36.16	46,960	$50,000,000	$82,187,998
02/26/25 - 04/01/25	298,320	$34.72	298,320	$—	$71,830,877
04/02/25 - 04/29/25	309,226	$32.21	309,226	$—	$61,871,926
04/30/25 - 05/27/25	83,891	$37.72	83,891	$—	$58,707,907
05/28/25 - 07/01/25	45,094	$44.52	45,094	$—	$56,700,365
070/2/25 - 07/29/25	71,246	$39.92	71,246	$—	$53,856,416
07/30/25 - 08/26/25	387,758	$34.69	387,758	$—	$40,406,841
08/27/25 - 09/30/25	537,310	$31.42	537,310	$—	$23,524,783
Total	1,838,089		1,838,089
(1)
Period information is presented in accordance with our fiscal months during fiscal 2025.

Item 6. EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K for fiscal 2017.

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 of the Form 8-K filed on August 14, 2020.

3.3	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.3 of the Annual Report on Form 10-K for fiscal 2004.

3.4	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.4 of the Annual Report on Form 10-K for fiscal 2010.

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

10.2	Consulting Agreement dated July 14, 2025, between the Company and FLG Partners, LLC,, incorporated by reference to Exhibit 10.2 of the Quarterly Form 10-Q filed on August 8, 2025.
31	Section 302 Certification of Chief Executive Officer and Principal Financial Officer.

32	Section 906 Certification of Chief Executive Officer and Principal Financial Officer.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.
(Registrant)

November 5, 2025	By:	/s/ LYLE D. TICK
Lyle D. Tick
Chief Executive Officer, President and Director
(Principal Executive Officer)

By:	/s/ WILLIAM J. ATKINS
William J. Atkins
Interim Principal Financial Officer (Principal Financial Officer)

By:	/s/ JACOB J. GUILD
Jacob J. Guild
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)