Form 10-K
period 2025-12-30
BJs RESTAURANTS INC
filed 2026-03-02
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2025

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

The aggregate market value of the common stock of the Registrant (“Common Stock”) held by non-affiliates as of the last business day of the second fiscal quarter, July 1, 2025, was $1,003,428,121, calculated based on the closing price of our common stock as reported by the NASDAQ Global Select Market on such date.

As of February 25, 2026, 21,197,187 shares of the common stock of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the following documents are incorporated by reference into Part III of this Form 10-K: The Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 11, 2026.

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

FISCAL PERIODS USED IN THIS FORM 10-K

Throughout this Form 10-K, our fiscal years ended December 30, 2025, December 31, 2024, and January 2, 2024, are referred to as fiscal years 2025, 2024, and 2023, respectively. Our fiscal years consist of 52 or 53 weeks and end on the Tuesday closest to December 31. All fiscal years presented in this Form 10-K consisted of 52 weeks. Additionally, all quarters consisted of 13 weeks.

ITEM 1. BUSINESS

INTRODUCTION

BJ’s Restaurants is a leading full-service restaurant brand differentiated by a high-quality, varied menu with compelling value, a dining experience that offers our customers (referred to as “guests”) best-in-class service, hospitality and enjoyment, in a high-energy, welcoming and approachable atmosphere. BJ’s is a national restaurant chain that, as of February 27, 2026, owns and operates 219 restaurants located in 31 states.

The first BJ’s restaurant opened in 1978 in Orange County, California, and was a small sit-down pizzeria that featured Chicago style deep-dish pizza with a unique California twist. In 1996, we introduced our proprietary craft beers and expanded the BJ’s concept to a full-service, high-energy restaurant when we opened our first large format restaurant with an on-site brewing operation in Brea, California. Today our restaurants feature a broad menu with approximately 90 menu items designed to offer something for everyone including: slow roasted entrees and wings, EnLIGHTened Entrees® such as our Cherry Chipotle Glazed Salmon, our original signature deep-dish pizza, and the world-famous Pizookie® dessert. We also offer our award-winning BJ’s craft beers, which are produced at four in-house brewing facilities, two standalone brewpubs and by independent third-party brewers using our proprietary recipes, alongside a full bar featuring innovative cocktails.

Our Internet address is https://www.bjsrestaurants.com. Electronic copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are available, free of charge, by visiting the “Investors” section of our website. We caution that the information on our website is not part of this or any other reports we file with, or furnish to, the SEC.

BUSINESS STRATEGY

We compete in the full-service segment of the domestic restaurant industry, which is a large, highly fragmented segment with estimated annual sales in the $100+ billion range. We believe that the BJ’s restaurant concept offers consumers a high quality, contemporary, full-service dining experience in a high-energy environment, with a diversified menu and a best-in-class bar statement. Our primary business objective is to increase our market share in the full-service restaurant industry by consistently delivering on our “Gold Standard of Operational Excellence” promise to our guests, which is our genuine commitment to take pride in passionately connecting with every guest on every visit, through flawless and relentless execution of every detail, during every shift, to create and keep fanatical fans of BJ’s. We believe that by delivering upon this commitment to our guests, while continuing our restaurant expansion program, we create the best opportunity to generate significant repeat business and capture additional market share.

While our core strategy has remained consistent, we are always striving to evolve and enhance our guests’ experience. Our Gold Standard of Operational Excellence is focused on the following key areas that help differentiate BJ’s from other full-service restaurants:

•
High-Energy Atmosphere and Facilities – We believe that one of our greatest competitive differentiators is the design, ambiance and energy of our restaurants, which feature a signature bar statement, making them a destination for our guests to spend quality time with friends and family. As part of our competitive positioning as a polished full-service concept, our restaurants have finishes consistent with upscale full-service concepts, including high ceilings and large televisions which can be viewed from any seat and provide the comfort of a restaurant and the energy of a bar. Additionally, we use a variety of higher quality guest touchpoints, including distinctive glassware to fit the beer or beverage style and linen napkins not generally found in “mass-market” full-service restaurants. Since 2022, we have been engaged in a remodel initiative to ensure that our restaurants maintain their contemporary look and feel. The initiative has several different remodel iterations depending on the age and condition of the restaurant.
•
Broad and Distinctive Menu – BJ’s culinary and menu strategy centers around serving guests craveable food and beverage items that are familiar yet add a brewhouse twist that makes them unique and differentiated. Our concept includes menu options that meet our guests’ preferences for any dining occasion, and our menu items are created by our talented culinary team and prepared to order in our restaurants using high-quality ingredients. Our menu features a wide variety of choices, ensuring there’s something for everyone, and we are able to modify nearly every menu item to satisfy any guest’s request to ensure it is “made their way.” We evaluate our menu offerings and prices two to three times a year in addition to offering seasonal or limited time only menu items throughout the year. In November 2025, we reimagined our signature deep-dish pizza from the crust up—introducing reformulated hand-pressed dough, sauce made with vine-ripened tomatoes, and a new creamy mozzarella blend. These product enhancements were supported by updated training procedures to ensure consistent execution. We believe the initiative will strengthen a core brand pillar, elevate the guest experience, and reinforce our commitment to quality and innovation. While we have reimaged our deep-dish pizza, we still continue to offer almost 20 signature flavors and made-to-order combinations in both our tavern-cut and deep-dish styles. In addition to our pizza, we also offer slow roast large format proteins including prime rib, wings, double bone-in pork chops and tri-tip sirloin, as well as our better-for-you EnLIGHTened Entrees®.
•
Award Winning, Proprietary Craft Beer – All of our restaurants feature BJ’s award-winning craft beer, which showcases the quality and care of the ingredients used at BJ’s. Our high-quality, craft beer further differentiates BJ’s from many other restaurant concepts and complements our broad menu. Since 1996, our beers have earned 275 medals at different beer festivals and events, including 39 medals at the Great American Beer Festival and 13 medals at the World Beer Cup. In 2025, with the addition of our hard root beer and hard lemonade, we now offer 14 year-round signature BJ’s beers and “beyond beer” options as well as one or more rotating seasonal BJ’s beers on tap at any one time. We also offer approximately 20 domestic, imported and “guest” craft beers on tap, in addition to a selection of bottled beers. Additionally, our restaurants offer our craft beer and cider for take-out in cans or growlers, where legally permitted. Our expansive and unique beer offerings are intended to enhance BJ’s competitive positioning as a leading craft beer retailer in full-service dining. We also offer our BJ’s Brewhouse Beer Club throughout most of California. Our club is a subscription service, which features special and unique beer from BJ’s brewers and restaurant traffic-driving perks that are only available to club members.
•
Everyday Value Proposition – We strive to offer great everyday value throughout our menu, with diverse price points and unique flavor profiles. Our menu entrées, excluding our promotional specials, generally range in price from $8.99 to $35.99. We also offer Daily Brewhouse Specials, which feature some of our most iconic food and drink items at a lower price, as well our weekday Pizookie Meal Deal and happy hour offerings, where permitted, to reinforce our everyday value proposition. Additionally, we offer a series of take-out and delivery specific Family Meals and Bundles that serve 4 to 6 guests. These packages start at $50.00, make it easy to order for a family or larger group, and further enhance our value proposition.
•
A Culture Committed to WOW Hospitality and Service – Completely satisfying dining experiences start with engaged, knowledgeable, and hospitable people. We have invested carefully to recruit, select, train, and retain employees, referred to as “team members,” who can take care of our guests with WOW-level hospitality and consistently and efficiently execute our recipes and steps of service. In addition to hiring quality team members, we continue to invest in productivity and hospitality programs to enhance our ability to consistently deliver the high standards of operational performance we promise our guests. These programs include a Net Promoter Scoring program that helps us evaluate several key elements of our service including pace, hospitality, value and recommend scores, as well as mystery shopper and guest loyalty programs.
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

HUMAN CAPITAL

As of December 30, 2025, we employed approximately 22,000 team members at our 219 restaurants. We also employed approximately 230 team members at our Restaurant Support Center in Huntington Beach, California and in field supervision positions around the country, whose primary goal is to provide gold standard support to our restaurant teams so they can focus on serving our guests. Approximately 18% of our hourly restaurant team members provide their services on a full-time basis, as defined by the Affordable Care Act. We actively work to ensure positive team member relations and a respectful workplace, frequently reinforcing the high ethical and professional standards set forth in our Code of Integrity, Ethics and Conduct which we believe should guide every decision we make. Currently, no unions or collective bargaining arrangements are in place at our Company.

Culture, Values and Inclusion, Diversity, and Equity

We recognize that our greatest asset and resource is our team members. We strive to be an inclusive brand that reflects the diversity of our communities and provides equal opportunity and access for all of our team members to develop and advance within our Company. As of December 30, 2025, approximately 48% of our team members are female and, of our team members who indicated a racial or ethnic identity, or whose racial or ethnic identity can otherwise be determined, approximately 57% are from under-represented racial or ethnic communities.

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

Team Member Wellbeing Initiatives

We focus on providing health and financial wellbeing offerings that attract, retain, and engage BJ’s talent. We provide an Enlightened Living Wellbeing Program that offers educational resources that inspire participation in preventive care and wellbeing activities. Along with a variety of traditional benefit offerings, 401k and deferred compensation programs, and paid time off, we provide a variety of complimentary benefits and resources to support team members’ physical and mental health. This includes health and life assistance programs to our team members to provide counseling services, advocacy and billing support, and referrals, discounted fitness memberships, among other services.

Team Member Safety

Throughout fiscal 2025, we have continued to comply with state and local government regulations and health recommendations, as applicable, to promote guest and team member wellness and to maintain clean restaurants. We also continuously encourage our team members to speak up about safety matters. Our commitment to safety and culture is maintained through our open-door policy and empowering our team members to utilize our anonymous Team Member Hotline, without fear of retaliation, if they have any concerns about how they or others are treated. We also have an IDEA email address for team members to use if they have any ideas to improve our culture inclusion and belonging, and we have a “Killer Ideas” email address for team members to use to offer innovative ideas about how to improve our business.

Philanthropy

At BJ’s, we believe it is important to give back to the communities we serve and to do more good things for more people. Our Foundation, which is a 501(c)(3) qualified non-profit charitable organization, established in 2006, is principally dedicated to supporting charities benefiting children’s healthcare and education. Our Foundation, led by an eight-person Board of Directors, is committed to supporting humanitarian causes, exemplified by our “Cookies for Kids” program, which was created in 1998, and continues to be at the heart of BJ’s continued financial support of the Cystic Fibrosis Foundation (“CFF”), to which millions of dollars have been donated throughout the years. We also promote national campaigns for the Alzheimer’s Association in June and No Kid Hungry in October, which give our guests the opportunity to donate to these charities when they dine with us.

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

We have retained a third-party consultant to assist us in measuring our emissions and developing additional programs to reduce our overall carbon footprint. Our Human Rights and Labor Rights Policy, Environmental Stewardship Policy, Food and Personal Safety and Quality Policy, Animal Welfare Policy, and Vendor Partner Compliance Program confirm our focus on taking care of our people, communities, stakeholders and planet. More information on our environmental stewardship efforts is available on our website at: https://investors.bjsrestaurants.com/governance/governance-documents/default.aspx.

EXECUTIVE OFFICERS

The following table sets forth certain information concerning our executive officers and other members of the executive leadership team as of February 27, 2026:

Name	Age	Position
Lyle D. Tick	50	Chief Executive Officer, President and Director
Jennifer A. Jaffe	44	Executive Vice President and Chief People Officer
Brian S. Krakower	55	Executive Vice President and Chief Information Officer
Gregory S. Lynds	64	Executive Vice President and Chief Development Officer
Kendra D. Miller	51	Executive Vice President, General Counsel and Corporate Secretary
Christopher P. Pinsak	61	Executive Vice President and Chief Operating Officer
J. Todd Wilson	48	Executive Vice President and Chief Financial Officer
Thomas M. Kowalski	60	Senior Vice President and Chief Supply Chain Officer
Alexander M. Puchner	64	Senior Vice President, Brewing Operations
Heidi E. Rogers	49	Senior Vice President and Chief Marketing Officer

LYLE D. TICK has served as our Chief Executive Officer and President since June 2025. He previously served as our President and Chief Concept Officer from September 2024 to June 2025. Prior to joining the Company, he served as President and Chief Executive Officer of On the Border Mexican Grill & Cantina from December 2023 to August 2024, and as Brand President of Buffalo Wild Wings (Inspire Brands family of restaurants) from 2018 to 2023. From 2016 to 2018, Mr. Tick served as Managing Director of Boots Retail USA for Walgreens Boots Alliance, and in global and North American marketing leadership roles at Bacardi from 2011 to 2015. Prior to that, Mr. Tick served in various executive leadership roles at marketing and advertising agencies, including at J. Walter Thompson, Gotham, and McGarryBowen.

JENNIFER A. JAFFE has served as our Chief People Officer since May 2025. She previously served as the Chief People Officer for FIGS (NYSE: FIGS), a publicly traded healthcare apparel company, from June 2021 to January 2025. Prior to that, she served as the Chief People Officer at El Pollo Loco (NASDAQ: LOCO) from August 2018 to June 2021. From February 2016 to August 2018, Ms. Jaffe was employed by Too Faced Cosmetics, where she led human resources and information technology. From September 2011 to February 2016, she held various leadership roles at DIRECTV (acquired by AT&T), including Vice President, Talent Development, and served as a key member of the integration team for the DIRECTV – AT&T merger. Before joining DIRECTV, Ms. Jaffe held human resources roles at Raytheon Company and Fluor Corporation.

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

KENDRA D. MILLER has served as our Executive Vice President, General Counsel and Corporate Secretary since September 2021. She previously served as our Executive Vice President, General Counsel and Assistant Corporate Secretary from January 2019 to August 2021, and as our Senior Vice President, General Counsel and Assistant Corporate Secretary from March 2011 to December 2018. From August 2008 to February 2011, Ms. Miller practiced law as a partner at the international law firm of Crowell & Moring LLP. From January 2001 to August 2008, she was employed by CDF Labor Law LLP, where she became a partner in January 2008. She began her legal career as an associate at Paul Hastings.

CHRISTOPHER P. PINSAK has served as our Executive Vice President and Chief Operating Officer since January 2026. He previously served as our Executive Vice President and Chief Restaurant Operations Officer from September 2024 to December 2025, and as our Senior Vice President of Operations from January 2010 to August 2024. Prior to that, he served as our Regional Vice President of Operations from November 2004 to December 2009. From November 2000 to October 2004, Mr. Pinsak was employed by Wood Ranch BBQ & Grill, where he served as Director of Operations. From July 1987 to October 2000, Mr. Pinsak was employed by Brinker International, Inc., (NYSE: EAT), where his last position was Area Director of the Chili’s Grill & Bar concept.

J. TODD WILSON has served as our Executive Vice President and Chief Financial Officer since December 2025. Prior to joining the Company, Mr. Wilson served as the Chief Financial Officer of Red Robin Gourmet Burgers, Inc. (NASDAQ: RRGB), a publicly traded full-service restaurant chain from November 2022 to December 2025. Prior to joining Red Robin, from 2018 to 2022, Mr. Wilson served as the Chief Financial Officer of Hopdoddy Burger Bar, a privately-held L Catterton Growth portfolio company. From 2016 to 2018, he was Vice President of Finance for Jamba Juice, a quick-service restaurant and juice bar. Prior to that, he served in progressive financial leadership roles at Bloomin’ Brands (NASDAQ: BLMN) from 2006 to 2016.

THOMAS M. KOWALSKI has served as our Senior Vice President and Chief Supply Chain Officer since May 2025. Prior to joining the Company, Mr. Kowalski served as Senior Vice President of Global Supply Chain for Wingstop Restaurants, Inc. (NASDAQ: WING), a publicly traded fast-casual restaurant brand, from 2021 to 2025. From 2019 to 2021, he co-founded and served as Chief Operating Officer of Envirotein, a privately-held startup in the pet food ingredient space. Prior to that, Mr. Kowalski served as Head of Procurement for Mars, Inc.’s Petcare segment, and as Vice President of Procurement for Kellogg Company (NYSE: K). Previously, he held leadership roles and served as a key member of the integration team at Tyson Foods, Inc. (NYSE: TSN) (following its acquisition of Hillshire Brands), Sara Lee Corporation, and PepsiCo’s (NASDAQ: PEP) Frito-Lay division, in supply chain, procurement, and engineering.

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

HEIDI E. ROGERS has served as our Senior Vice President and Chief Marketing Officer since January 2026. She previously served as our Senior Vice President of Marketing from September 2021 to December 2025. Prior to that, Ms. Rogers served in roles of increasing responsibility within the marketing organization from May 2013 until September 2021. From 2000 to 2014, Ms. Rogers held leadership roles at O’Leary and Partners and Doner Advertising, where she led strategic planning and brand transformation initiatives for many national brands, such as Mazda, Del Taco, Expedia, and United Healthcare.

RESTAURANT OPERATIONS

At BJ’s, we take pride in our ability to generate exceptional guest traffic per square foot, compared to many other full-service concepts. Our success is rooted in our commitment to provide quality food and beverage, while running restaurants with “quality fast” efficiency, especially during peak dining hours, ensuring every guest receives outstanding service.

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

Our new restaurant managers undergo a rigorous 10-week manager in training program, covering every facet of restaurant operations, from hospitality to business acumen. This program is directed by our Vice President of Training and Development and supported by our field supervision team. Additionally, all hourly team members participate in a structured onboarding process, guided by experienced team member instructors, to master their roles and deliver exceptional service.

The operational structure at BJ’s ensures seamless communication and support across all levels. General Managers report to Directors of Operations or Area Vice Presidents, who, in turn, report to a Vice President of Operations. At the helm is our Executive Vice President and Chief Operating Officer, who oversees restaurant operations, facility management, new openings, and the integration of strategic initiatives. Complementing this leadership is our kitchen operations team, led by the Vice President of Culinary and Kitchen Operations, and our Senior Vice President of Culinary and Kitchen Operations, who champion food quality, safety, and kitchen efficiency while coaching and mentoring our culinary leaders.

Each of our restaurants typically employs approximately 100 hourly team members, many of whom work part-time. We strive to cultivate a fun, premium full-service atmosphere staffed by passionate, skilled, and enthusiastic individuals who embody our commitment to excellence on every shift. Our restaurants are generally open daily from 11:00 a.m. to midnight, except for Thanksgiving and Christmas. We offer an array of services to enhance the guest experience, including takeout, delivery, online ordering, curbside pickup, call-ahead waitlists, and reservations for large parties. Whether dining in or enjoying a meal at home, we aim to provide every guest with a seamless and memorable experience.

RESTAURANT SITE SELECTION AND EXPANSION OBJECTIVES

We seek to secure high-quality, high-profile locations for our restaurants, which we believe have the ability to draw guests from a larger area than most “mass market” full-service chain restaurants. Since BJ’s has proven that it can be successful in a variety of locations (suburban shopping areas, retail strip centers, lifestyle centers, and entertainment centers – either freestanding or in-line) and in a variety of income demographics, we can be highly selective and flexible in choosing suitable locations. We prefer to open our restaurants in mature trade areas with dense populations. We generally target geographic regions that allow us to build multiple restaurants in those areas. This “clustering” approach provides economic benefits including lower supply and distribution costs, improved marketing efficiencies, management supervision leverage and increased brand awareness. We routinely evaluate ways to reduce construction costs and to further enhance unit productivity and efficiency.

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

TARGETED NEW RESTAURANT ECONOMICS

Our current restaurant prototype averaged approximately 7,500 square feet with seating for as many as 250 guests with a targeted all-in net construction cost of approximately $6.0 million, including what was reimbursed to us by our landlords in the form of tenant improvement allowance incentives. We are developing a new prototype for future restaurant development. This new prototype is expected to maintain a similar number of guest seats, feature an improved bar statement, better hospitality and speed, more efficient labor as well as other restaurant expenses and a lower investment cost. The gross cost of our restaurants may vary due to a variety of factors including geographic location, site work, trade labor costs and commodity inflation for building materials, such as lumber, steel and copper, among many other factors. Potential restaurant locations may not have a tenant improvement allowance available, and such allowance, when available, will vary in amount. In selecting sites for our restaurants, an important objective is to earn a suitable rate of return on our investment that exceeds our cost of capital. However, this return usually cannot be meaningfully measured until our restaurants reach their mature sales and profitability levels. Maturation periods vary from restaurant to restaurant but generally range from two to five years. Net cash invested includes our capital less tenant improvement allowances or proceeds from the sale of the underlying land, and total capital invested includes our net cash invested and a factor for the landlord’s invested capital (based on a capitalized value of minimum rents to be paid to the landlord) for each group of new restaurants to be opened each year, measured once the restaurants reach their mature level of operations.

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

RESTAURANT OPENING EXPENSES

Restaurant opening expenses (also referred to as “preopening” expenses) include incremental out-of-pocket costs that are directly related to the openings of new restaurants. We expense preopening costs as incurred in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). As a result of the more complex operational nature of our “casual plus” restaurant concept compared to that of a typical full-service chain restaurant, the preopening process for our new restaurants is more extensive, time consuming and costly. The preopening expense for one of our restaurants usually includes costs to compensate an average of six to eight restaurant management team members prior to opening; costs to recruit and train an average of 150 hourly restaurant team members; wages, travel and lodging costs for our opening training team and other support team members; costs to practice service activities; and straight-line minimum base rent expense during the in-restaurant training period.

Our preopening expense was approximately $0.7 million for our new restaurant in fiscal 2025. We usually incur the most significant portion of preopening costs within the two-month period immediately preceding a restaurant’s opening. Preopening costs can fluctuate significantly from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

BREWING OPERATIONS

Our internal brewing operations originated in 1996, with the opening of the first large format location in Brea, California, which included our first on-site brewing operation. We currently have four restaurants with in-house brewing facilities and two stand-alone brewpubs located around the country. We also utilize qualified independent third-party brewers to produce some of our beer using our proprietary recipes. Our brewing operations are typically staffed with a head brewer and assistant brewers, who report to a brewing director. The brewing operations team analyzes each batch of BJ’s branded beer in internal laboratories, and we periodically send samples to an independent laboratory for quality control testing purposes.

We currently believe a combination of internal brewing and larger-scale independent third-party brewing represents the optimal production method for our craft beers as we continue the national expansion of our restaurants. This approach allows us to get the benefits provided by brewing beer in larger batches yet also provides us the flexibility to allow our brewing operations to focus on specialty, seasonal and research and development beers. During fiscal year 2025, we internally brewed approximately 68% of our branded craft beers and flavored malt beverages, with approximately 61% of this amount brewed in our Temple, Texas brewpub locations. We also produce proprietary non-alcoholic craft sodas that are sold in our restaurants. Our handcrafted soda flavors include root beer, ginger beer, vanilla cream, orange cream and black cherry.

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

MARKETING AND ADVERTISING

Our marketing strategy is designed to foster brand awareness, deepen guest engagement, and drive visit frequency through a mix of digital channels, localized outreach, and in-restaurant experiences. Our key objectives include increasing visit frequency among existing guests while building awareness and cultivating new brand fans. By integrating digital innovation, localized outreach, earned marketing, and personalized guest engagement, our holistic strategy positions BJ’s to remain competitive while delivering superior food, hospitality, and memorable dining experiences.

Integrated Marketing and Media Strategies

We utilize a strategic mix of linear TV, connected TV, and digital video in key markets to build awareness and consideration. Digital channels, including social media and search marketing play a critical role in engaging audiences across all markets. Signature offerings like the Pizookie® dessert consistently generate “buzz” on social platforms, solidify our reputation for crave-worthy menu items. To amplify this momentum, we partner with influencers who align with our brand values, leveraging their platforms to showcase our products and generate excitement. Additionally, we engage in earned marketing through public relation efforts, spotlighting our unique products and brand story to drive broader awareness and credibility.

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

Data-Driven Insights

We leverage our loyalty database alongside third-party data sources to gain a deeper understanding of guest demographics and behaviors. This enables us to create highly targeted and tailored campaigns, products, and experiences that attract new guests while delighting existing guests. An internal innovation team gathers guest feedback in our restaurants, ensuring new products and experiences consistently exceed expectations. Our marketing related expenditures were approximately 2.2%, 2.0%, and 1.8% of revenues for fiscal 2025, 2024 and 2023, respectively.

SEASONALITY AND ADVERSE WEATHER

Our business is impacted by weather and other seasonal factors that typically impact other restaurant operations. Holidays (and shifts in the holiday calendar) and severe weather including hurricanes, tornadoes, thunderstorms, snow and ice storms, prolonged extreme temperatures and similar conditions may impact restaurant sales volumes in some of the markets where we operate. Many of our restaurants are located in or near shopping centers and malls that typically experience seasonal fluctuations in sales. Quarterly results have been and may continue to be significantly impacted by the timing of new restaurant openings and their associated restaurant opening expenses. As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

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

SUPPLY CHAIN MANAGEMENT

Our supply chain team, working together with our culinary, marketing and operations teams, is responsible for the selection and procurement of all food ingredients, beverages, products and supplies for our restaurants and brewing operations. Specifications are mandated by the supply chain department in order to consistently maintain the highest quality ingredients and operational materials. Our goal is to obtain the highest quality menu ingredients, products and supplies from reliable sources at competitive prices. In order to maximize operating efficiencies between purchase and usage, a restaurant manager determines daily usage requirements for food ingredients, products and supplies for their restaurant and places orders with vendors approved by our supply chain department. A manager also inspects our deliveries to ensure that the items received meet our quality specifications and negotiated prices. For many of our menu ingredients, we have arranged for acceptable alternative manufacturers, vendors, growers and shippers in order to reduce risk in our supply chain. In addition to procuring food ingredients, beverages, products and supplies for our restaurants, the supply chain team also manages the procurement agreements in the areas of energy, transportation and general corporate services.

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

COMPETITION

The domestic restaurant industry is highly competitive and generally considered to be mature. There are a substantial number of full-service, fast casual and quick service restaurant chains and other food and beverage service operations, which compete both directly and indirectly with us in every respect, including food quality and service, the price‑value relationship, beer quality and selection, atmosphere, suitable sites for new restaurants and for qualified personnel to operate our restaurants, among other factors. We also compete within each of our trade areas with locally-owned restaurants. We face growing competition as a result of the trend toward convergence in grocery, deli and restaurant services, particularly in the supermarket industry which offers “convenient meals” in the form of improved entrées and side dishes.

Our restaurant concept is a relatively small “varied menu” full-service competitor compared to the mature “mass market” chains, and 59 of our restaurants are located in one state - California. Our overall brand awareness and competitive presence in states outside of California is not as significant as that of our major full-service chain competitors. Many competitors with similar concepts to ours have been in business longer than we have, have greater consumer awareness, and often have substantially greater capital, marketing and human resources.

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
Operations team food safety audits
o
Regulatory inspections

•
Daily food safety checks based on Hazard Analysis and Critical Control Points (“HACCP”) principles
•
Tamper-resistant bag seals for all take-out orders
•
Utilization of technology to manage food safety risks

GOVERNMENT REGULATIONS

We are subject to various federal, state and local laws, rules and regulations that affect our business. Regulations relating to opening and closing of restaurant dining rooms or outdoor patios, business hours, sanitation practices, to-go alcohol sales, and employment and safety-related laws involving contact tracing, exclusions and paid sick leave have materially affected the way we operate our business and serve our guests, and have adversely impacted our cost structure and resulting profitability of our restaurants.

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

Our restaurants and brewing operations are subject to “tied house” laws and the “three tier system” of beverage alcohol distribution, which were introduced by various states after the repeal of Prohibition. These laws generally prohibit brewers from holding an interest in retail licenses and require manufacturers, distributors and retailers to remain separate “tiers.” Over the last 30 years, “brewpubs,” which are both retailers and onsite brewers, have been authorized by law in most states through specific exceptions to these laws. These exceptions are unique to each state and do not mirror one another. However, brewpubs are generally licensed as retailers and do not have the same privileges as microbreweries, and the privileges of, and restrictions imposed on, brewpubs vary from state to state. These restrictions sometimes prevent us from operating both brewpubs and restaurants in some states. We believe that we are in compliance with the brewpub regulations in the states where we hold such licenses. However, there is some risk that a state’s brewpub regulations or the interpretation of these regulations may change in a way that could impact our current model of brewing beer and/or supplying beer to our restaurants in that state. We apply for our alcoholic beverage licenses with the advice of outside legal and licensing counsel and consultants. Even after the issuance of these licenses, our operations could be subject to differing interpretations of the “tied house” laws and the requirements of the “three tier system” of beverage alcohol distribution in any jurisdiction that we conduct business. Additionally, the failure to receive or retain, or a delay in obtaining, a liquor license in a particular location could adversely affect our ability to obtain such a license elsewhere.

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

TRADEMARKS AND COPYRIGHTS

We believe that our trademarks, service marks and other proprietary rights have significant value and are important to our brand-building effort and the marketing of our restaurant concept. Our trademarks and service marks domestically registered with the United States Patent and Trademark Office include, among others, our stylized logos displaying the name “BJ’s” for beer, restaurant services, restaurant and bar services, on-line ordering and take-out restaurant services and the word mark “BJ’s” for beer, restaurant and bar services, take-out and carry-out restaurant services. We have also registered with the United States Patent and Trademark Office many of our standard and seasonal beer logos and names, as well as many of our signature menu item names including “Pizookie” for our proprietary dessert and “Enlightened Entrees” for our branding. We have also registered our BJ’s logo mark in a number of foreign countries. Additional domestic and foreign trademark applications are pending. The duration of trademark registrations varies from country to country. However, generally, with appropriate use and renewal, they may be maintained indefinitely. We own numerous copyrights for items such as product packaging, promotional materials, in-restaurant graphics and training materials. We have also registered our ownership of the internet domain name “www.bjsrestaurants.com” and other internet domain names. We have in the past protected, and expect to continue to vigorously protect, our proprietary rights. There can be no assurances that and we cannot predict whether the steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concept, trademarks, and products. There may be other restaurants, retailers and/or businesses that also use our marks in some form or fashion throughout the United States and abroad. Although our policy is to challenge infringements and other unauthorized uses of our marks, it may be difficult for us to prevent others from copying elements of our concept, trademarks, and products, and certain or unknown unauthorized uses or other misappropriation of our marks could diminish the value of our marks and adversely affect our business, growth prospects and goodwill. Any claims or litigation undertaken to enforce our rights will likely be time-consuming and costly. In addition, we may face claims of misappropriation or infringement of third parties’ trademarks, patents or other intellectual property rights. Defending these claims, whether or not they have merit, may be time-consuming and costly and, if unsuccessful, may prevent us from continuing to use certain intellectual property rights or information in the future and may result in a judgment or monetary damages.

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

A critical factor in our future success is our ability to expand our restaurant operations, which will depend in large part on our ability to open new restaurants in a profitable manner. We anticipate that our new restaurants will generally take several months or even longer to reach targeted productivity levels due to the inefficiencies typically associated with new restaurants, including lack of initial market and consumer awareness, the need to hire and train sufficient management and restaurant team members and other factors. The opening of new restaurants in established markets can also have either an expected or an unintended effect on the sales levels at existing restaurants and overall comparable sales metrics. We cannot guarantee any restaurant we open will obtain operating results similar to those of our existing restaurants. If we are unable to open and operate new restaurants successfully, our growth rate and our results of operations will be adversely affected.

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

In addition, there has been a focus by the United States and certain state governmental authorities and investors on other environmental matters, such as climate change, which may increase the frequency and severity of weather-related events and conditions, such as drought and forest fires. Legislative, regulatory or other efforts to combat climate change or other environmental concerns could result in future increases in the cost of raw materials, taxes, transportation and utilities, which could affect our results of operations and necessitate future investments in facilities and equipment.

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

Our corporate office is located in California, and a significant number of our restaurants are located in California, Texas and Florida which makes us particularly sensitive to economic, regulatory, weather and other risk factors and conditions are more prevalent in those states.

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

Cybersecurity breaches also could result in a violation of applicable privacy and other laws, and subject us to private consumer, business partner, or securities litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability. In addition, the California Privacy Rights Act (“CPRA”) provides a private right of action for data breaches and requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices and allow consumers to opt out of certain data sharing with third parties and request deletion of personal information (subject to certain exceptions). Compliance with the CPRA and other current and future privacy, cybersecurity and related laws may involve significant costs. If we fail to properly respond to security breaches of our own or a third-party's information technology systems or fail to properly respond to consumer requests under the CPRA or any similar laws adopted in other states, our reputation and results of operations may be adversely affected.

We are subject to a variety of laws and regulations, and failure to comply could result in significant costs and liabilities.

Our business is subject to a broad range of federal, state, and local laws and regulations relating to, among other things, employment practices, food safety and labeling, public accommodations, environmental matters, data privacy, building and zoning requirements, health and safety standards, alcoholic beverage service requirements, and public company reporting and governance.

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

The unavailability of financing if and when needed for our operations or growth may adversely affect our growth and other plans, as well as our financial condition. Even if available, additional financing may involve significant cash payment obligations, covenants and financial ratios that restrict our ability to operate and grow our business and would cause us to incur additional interest expense and financing costs.

The market price of our common stock may be volatile, and our shareholders may lose all or part of their investment.

The trading price of our common stock may fluctuate significantly due to a variety of factors, including but not limited to operating performance, comparable restaurant sales, changes in analyst estimates or investor expectations, economic conditions, regulatory developments, capital market conditions, actions by shareholders or activist investors, future equity issuances, and broader market volatility.

In addition, we cannot assure that an active trading market for our common stock will continue, which could adversely affect liquidity and market price.

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

Governance

The Audit Committee of our Board of Directors receives data protection and cybersecurity reports quarterly from our Chief Information Officer, which the Audit Committee shares with the full Board of Directors. The Board of Director's responsibility is to monitor our risk management processes by understanding our material risks and evaluating whether management has reasonable controls in place to address those risks. The involvement of the Board in reviewing our business strategy is an integral aspect of the Board’s assessment of management’s tolerance for risk and what constitutes an appropriate level of risk. While the full Board has overall responsibility for risk oversight, the Board has delegated oversight responsibility related to certain risks to the Audit Committee. As such, the Audit Committee is responsible for reviewing our risk assessment and risk management policies. Accordingly, management regularly reports to the Audit Committee on risk management, and in turn, the Audit Committee reports on the matters discussed at the Committee level to the full Board. The Audit Committee and the full Board focus on the material risks facing us, including operational, technology and cybersecurity, reputational, market, credit, liquidity and legal risks, to assess whether management has reasonable controls in place to address these risks.

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

ITEM 2. PROPERTIES

RESTAURANT LOCATIONS

As of February 27, 2026, we owned and operated a total of 219 restaurants located in the following 31 states:

Number of Restaurants
Alabama	2
Arizona	8
Arkansas	2
California	59
Colorado	6
Connecticut	1
Florida	22
Illinois	1
Indiana	7
Kansas	1
Kentucky	3
Louisiana	3
Maryland	5
Massachusetts	2
Michigan	5
Nevada	7
New Jersey	2
New Mexico	2
New York	4
North Carolina	3
Ohio	13
Oklahoma	4
Oregon	2
Pennsylvania	4
Rhode Island	1
South Carolina	1
Tennessee	1
Texas	37
Virginia	6
Washington	4
Wisconsin	1
219

All of our 219 existing restaurants are located on leased properties, with interior square footage primarily ranging between 7,000 to 8,500 square feet. Many of our restaurants also have outdoor patios that are utilized when weather conditions permit. In addition to our restaurants, we operate two Texas brewpub locations. We own the underlying land for these brewpub locations, as well as two parcels of land adjacent to two of our operating restaurants.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is traded on The NASDAQ Global Select Market under the symbol “BJRI.” As of February 25, 2026, we had approximately 126 shareholders of record. As many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

STOCK-PERFORMANCE GRAPH

The Company has elected to use the S&P 600 Restaurants Index as its peer group for fiscal 2025. The following chart compares the five-year cumulative total stock performance of our common stock, the S&P 600 Restaurant Group index and the S&P 500 index. The graph assumes that $100 was invested on December 31, 2020, in our common stock and in each of the indices and that all dividends were reinvested. The measurement points utilized in the graph consist of the last trading day in each calendar year, which closely approximates the last day of our respective fiscal year. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

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

STOCK-BASED COMPENSATION PLAN INFORMATION

We have a shareholder approved stock-based compensation plan, the 2024 Equity Incentive Plan (as amended from time to time, “the Plan”), under which we may issue shares of our common stock to team members, officers, directors and consultants. Under the Plan, we have granted stock options and service- and performance-based restricted stock units (“RSUs”). In fiscal 2025, we also granted market-based RSUs. The following table provides information about the shares of our common stock that may be issued upon exercise of awards as of December 30, 2025 (share numbers in thousands):

	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options	Weighted Average Exercise Price of Outstanding Stock Options	Number of Securities Remaining Available for Future Issuance Under Stock-Based Compensation Plans
Stock-based compensation plans approved by shareholders	717	$39.39	1,608
Stock-based compensation plans not approved by shareholders	—	—	—
Total	717		1,608

DIVIDEND POLICY AND STOCK REPURCHASES

We currently do not pay any cash dividends. Any decision to pay cash dividends will be subject to our Board of Directors determining that such dividend payments are in the best interest of the Company and its shareholders.

As of December 30, 2025, we have cumulatively repurchased shares valued at approximately $581.8 million in accordance with our approved share repurchase plan since its inception in 2014. During fiscal 2025, we repurchased and retired approximately 2.0 million shares of our common stock at an average price of $33.80 per share for approximately $67.8 million, which is recorded as a reduction in common stock, with any excess charged to retained earnings. Our Board of Directors approved a $50 million increase in our share repurchase program in both February 2024 and February 2025, and a $75 million increase in October 2025. Currently we have $93.2 million available under our authorized $675 million share repurchase program. Repurchases may be made at any time.

The following table sets forth information with respect to the repurchase of common shares during fiscal 2025:

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
01/01/25 - 01/28/25	58,284	$35.07	58,284	$—	$33,886,105
01/29/25 - 02/25/25	46,960	$36.16	46,960	$50,000,000	$82,187,998
02/26/25 - 04/01/25	298,320	$34.72	298,320	$—	$71,830,877
04/02/25 - 04/29/25	309,226	$32.21	309,226	$—	$61,871,926
04/30/25 - 05/27/25	83,891	$37.72	83,891	$—	$58,707,907
05/28/25 - 07/01/25	45,094	$44.52	45,094	$—	$56,700,365
070/2/25 - 07/29/25	71,246	$39.92	71,246	$—	$53,856,416
07/30/25 - 08/26/25	387,758	$34.69	387,758	$—	$40,406,841
08/27/25 - 09/30/25	537,310	$31.42	537,310	$—	$23,524,783
10/01/25 - 10/28/25	123,091	$31.02	123,091	$75,000,000	$94,706,670
10/29/25 - 11/25/25	38,486	$34.99	38,486	$—	$93,359,965
11/26/25 - 12/30/25	5,447	$37.44	5,447	$—	$93,156,007
Total	2,005,113		2,005,113

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations is intended to help you understand our Company, our operations and our current operating environment. For an understanding of the significant factors that influenced our performance, the MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements included in Part II, Item 8 - Financial Statements and Supplementary Data of our Annual Report. Our MD&A consists of the following sections:

•
Overview - a brief description of our business, financial highlights, strategy to increase shareholder value, key performance indicators, known and anticipated trends
•
Results of Operations - an analysis of our Consolidated Statements of Operations for fiscal year 2025 compared to fiscal year 2024
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

As of February 27, 2026, we own and operate 219 restaurants located in 31 states as described in Item 2 - Properties - “Restaurant Locations” in this Form 10-K. Our restaurants are open every day of the year except for Thanksgiving and Christmas. All of our restaurants currently offer take-out and delivery services. Additionally, all of our restaurants offer a call-ahead or online wait list, on-line ordering for dine-in, guest pick-up or curbside delivery and reservations for large parties.

Our menu features BJ’s award‑winning, signature deep-dish pizza, our proprietary craft and other beers, as well as a wide selection of appetizers, entrées, pastas, sandwiches, specialty salads and desserts, including our Pizookie® dessert. Our proprietary craft beer is produced at four of our restaurants with in-house brewing facilities, our Texas brewpub locations and by independent third-party brewers using our proprietary recipes.

Financial Highlights for Fiscal 2025

Notable fiscal 2025 financial highlights compared to fiscal 2024 include:

•
Total revenues increased 3.1% to $1.4 billion
•
Total restaurant operating weeks increased 0.9%
•
Comparable restaurant sales increased 2.0%
•
Net income of $48.8 million compared to $16.7 million
•
Diluted net income per share of $2.16 compared to $0.70

Strategy to Increase Shareholder Value

Our goal is to increase shareholder value by increasing our adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA), earnings per share and return on invested capital through:

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
•
Returning capital to shareholders through share repurchase program

Key Performance Indicators and Non-GAAP Financial Measures

Key measures that we use in evaluating our restaurants and assessing our business include the following:

Comparable Restaurant Sales. In calculating comparable restaurant sales, we include a restaurant in the comparable base after it has been open for 18 months. This measure highlights the performance of existing restaurants, while excluding the impact of new restaurant openings and closures. Comparable restaurant sales increased 2.0% for fiscal 2025.

Weekly Sales Average. We calculate each restaurant’s average weekly sales to understand and manage the business trends and expectations. Our weekly sales average was approximately $123,000, $120,000 and $118,000 for fiscal 2025, 2024 and 2023, respectively.

Restaurant Level Operating Profit. This non-GAAP financial measure is equal to the revenues generated by our restaurants, less their direct operating costs which consist of cost of sales, labor and benefits, and occupancy and operating costs. This performance measure primarily includes the costs that restaurant level managers can directly control and excludes other operating costs that are essential to conduct the Company’s business. We, similar to most of our competitors, use restaurant level operating profit as a supplemental measure of restaurant performance and believe restaurant level operating profit is useful to investors in that it highlights trends in our core business that may not otherwise be apparent to investors when relying solely on GAAP financial measures. Because other companies may calculate restaurant level operating profit differently than we do, our restaurant level operating profit calculation may not be comparable to similarly titled measures reported by other companies. A reconciliation of income from operations to restaurant level operating profit for fiscal 2025, 2024 and 2023 is set forth below both in dollars and as percentages of total revenues (dollar amounts in thousands):

	Fiscal Year
	2025		2024		2023
Income from operations	$46,310	3.3%	$14,080	1.0%	$13,759	1.0%
General and administrative	91,005	6.5	88,272	6.5	82,103	6.2
Depreciation and amortization	76,571	5.5	72,745	5.4	70,992	5.3
Restaurant opening	663	—	2,082	0.2	2,808	0.2
Loss on disposal and impairment of assets, net	1,687	0.1	18,414	1.4	8,125	0.6
Restaurant level operating profit	$216,236	15.5%	$195,593	14.4%	$177,787	13.3%

Adjusted Diluted Net Income Per Share. This is a non-GAAP financial measure that represents net income excluding net loss on disposal and impairment of assets, net leadership transition expenses and the related stock-based compensation credit, and charges associated with the 2024 extension of an outstanding warrant. These adjustments are intended to provide greater transparency of underlying performance and to allow investors to evaluate our business on the same basis as our management. Because other companies may calculate this measure differently than we do, our adjusted diluted net income per share calculation may not be comparable to similarly titled measures reported by other companies. A reconciliation of net income to adjusted diluted net income per share for fiscal 2025, 2024 and 2023 is set forth below both in dollars and as percentages of total revenues (dollar amounts in thousands):

	Fiscal Year
	2025		2024		2023
Net income	$48,808	3.5%	$16,687	1.2%	$19,660	1.5%

Loss on disposal and impairment of assets, net	1,687	0.1	18,414	1.4	8,125	0.6
Leadership transition expense, net	1,392	0.1	3,231	0.2	—	—
Stock-based compensation credit (1)	—	—	(2,093)	(0.2)	—	—
Warrant extension	—	—	4,622	0.3	—	—
Total adjustments	3,079	0.2	24,174	1.8	8,125	0.6
Tax effect of adjustments (2)	(745)	(0.1)	(5,850)	(0.4)	(1,966)	(0.1)
After tax effect of adjustments	2,334	0.2	18,324	1.4	6,159	0.5

Adjusted net income	$51,142	3.7%	$35,011	2.6%	$25,819	1.9%

Diluted weighted average number of shares outstanding:	22,622		23,768		23,923
Diluted net income per share	$2.16		$0.70		$0.82
Adjusted diluted net income per share	$2.26		$1.47		$1.08

(1)
Amount relates to stock-based compensation forfeited due to leadership transition.
(2)
The tax effect is based on the Company’s annual statutory tax rate of 24.2% for fiscal years ending December 30, 2025, December 31, 2024 and January 2, 2024.

Adjusted EBITDA. This non-GAAP financial measure represents the sum of net income adjusted for certain expenses and gains/losses detailed within the reconciliation below. We use Adjusted EBITDA as a supplemental measure of our operating performance and believe this measure is useful to investors in that it highlights cash flow and trends in our business operations that may not otherwise be apparent to investors when relying solely on GAAP financial measures. Because other companies may calculate this measure differently than we do, our Adjusted EBITDA calculation may not be comparable to similarly titled measures reported by other companies. A reconciliation of net income to Adjusted EBITDA for fiscal 2025, 2024 and 2023 is set forth below both in dollars and as percentages of total revenues (dollar amounts in thousands):

	Fiscal Year
	2025		2024		2023
Net income	$48,808	3.5%	$16,687	1.2%	$19,660	1.5%
Interest expense, net	4,745	0.3	5,484	0.4	4,915	0.4
Income tax benefit	(1,575)	(0.1)	(8,422)	(0.6)	(9,560)	(0.7)
Depreciation and amortization	76,571	5.5	72,745	5.4	70,992	5.3
Leadership transition expense, net (1)	1,392	0.1	3,231	0.2	—	—
Stock-based compensation expense	8,115	0.6	8,629	0.6	10,902	0.8
Other (income) expense, net	(5,668)	(0.4)	331	—	(1,256)	(0.1)
Loss on disposal and impairment of assets, net	1,687	0.1	18,414	1.4	8,125	0.6
Adjusted EBITDA	$134,075	9.6%	$117,099	8.6%	$103,778	7.8%

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

Comparable Sales and Guest Traffic. All of our restaurants are company-owned. In calculating comparable restaurant sales, we include a restaurant in the comparable base after it has been open for 18 months. Guest traffic for our restaurants is estimated based on the number of guest checks.

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

Occupancy and Operating. Occupancy and operating expenses include restaurant supplies, credit card fees, general liability and property insurance, third-party delivery company commissions, marketing costs, fixed rent, percentage rent, common area maintenance charges, utilities, real estate taxes, repairs and maintenance and other related restaurant costs.

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

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, our Consolidated Statements of Operations both in dollars and as percentages of total revenues (dollar amounts in thousands). All fiscal years presented consist of 52 weeks. Percentages below may not reconcile due to rounding.

	Fiscal Year
	2025		2024		2023
Revenues	$1,399,126	100.0%	$1,357,302	100.0%	$1,333,229	100.0%
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	353,293	25.3	350,560	25.8	346,569	26.0
Labor and benefits	504,537	36.1	495,466	36.5	491,314	36.9
Occupancy and operating	325,060	23.2	315,683	23.3	317,559	23.8
General and administrative	91,005	6.5	88,272	6.5	82,103	6.2
Depreciation and amortization	76,571	5.5	72,745	5.4	70,992	5.3
Restaurant opening	663	—	2,082	0.2	2,808	0.2
Loss on disposal and impairment of assets, net	1,687	0.1	18,414	1.4	8,125	0.6
Total costs and expenses	1,352,816	96.7	1,343,222	99.0	1,319,470	99.0
Income from operations	46,310	3.3	14,080	1.0	13,759	1.0

Other income (expense):
Interest expense, net	(4,745)	(0.3)	(5,484)	(0.4)	(4,915)	(0.4)
Other income (expense), net	5,668	0.4	(331)	—	1,256	0.1
Total other income (expense)	923	0.1	(5,815)	(0.4)	(3,659)	(0.3)
Income before income taxes	47,233	3.4	8,265	0.6	10,100	0.8

Income tax benefit	(1,575)	(0.1)	(8,422)	(0.6)	(9,560)	(0.7)
Net income	$48,808	3.5%	$16,687	1.2%	$19,660	1.5%

52 WEEKS ENDED DECEMBER 30, 2025 (FISCAL 2025) COMPARED TO THE 52 WEEKS ENDED DECEMBER 31, 2024 (FISCAL 2024)

Revenues. Total revenues increased by $41.8 million, or 3.1%, to $1.40 billion during fiscal 2025, compared to $1.36 billion during fiscal 2024. The increase in revenues primarily consisted of a 2.0%, or $26.5 million, increase in comparable restaurant sales, and a $16.0 million increase in sales from new restaurants not yet in our comparable restaurant sales base. Revenue increases were offset primarily by a $1.1 million decrease related to closed restaurants. The increase in comparable restaurant sales was due to an increase in guest traffic of approximately 2.8%, offset by an average check decrease of approximately 0.8%. The decrease in average check results from our introduction and the growth of the Pizookie Meal Deal platform, seasonal Pizookie visits, and growth in the late night daypart that have driven gains in guest traffic but carry a lower than average check, partially mitigated by menu price increases.

Cost of Sales. Cost of sales increased by $2.7 million, or 0.8%, to $353.3 million during fiscal 2025, compared to $350.6 million during fiscal 2024. This increase was primarily due to increased guest counts, coupled with costs related to our new restaurant and a full year of costs related to our restaurants opened in the prior year. As a percentage of revenues, cost of sales decreased to 25.3% for fiscal 2025 from 25.8% for the prior fiscal year. This decrease was primarily due to menu price increases and the effectiveness of our cost savings initiatives, partially offset by higher commodity costs.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $9.1 million, or 1.8%, to $504.5 million during fiscal 2025, compared to $495.5 million during fiscal 2024. This increase was primarily due to $3.4 million related to higher restaurant management compensation, $3.0 million related to higher workers’ compensation insurance expense, $1.4 million in taxes and benefits, and $1.3 million related to hourly labor, influenced by increased guest counts and costs related to our new restaurant opening, and a full year of costs related to restaurants opened in the prior year. Included in labor and benefits for fiscal 2025 and 2024 was approximately $2.4 million and $2.5 million, respectively, or 0.2% of revenues, of stock-based compensation expense, related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members. As a percentage of revenues, labor and benefit costs decreased to 36.1% for fiscal 2025 from 36.5% for the prior fiscal year. This decrease was primarily due to leveraging our comparable restaurant sales growth, menu price increases and improved labor efficiency driven by our cost savings initiatives.

Occupancy and Operating. Occupancy and operating expenses increased by $9.4 million, or 3.0%, to $325.1 million during fiscal 2025, compared to $315.7 million during fiscal 2024. This was primarily due to increases of $4.0 million in marketing-related expenses, $2.6 million in utilities, $1.9 million in repairs and maintenance, and $1.6 million in rent and related expenses, offset by a decrease of $1.5 million in supplies. These increases were partially due to our new restaurant and a full year of costs related to our restaurants opened in the prior year. As a percentage of revenues, occupancy and operating expenses decreased to 23.2% for fiscal 2025 from 23.3% for the prior fiscal year. This decrease was primarily due to leveraging our comparable restaurant sales growth, coupled with improved efficiency driven by our cost savings initiatives.

General and Administrative. General and administrative expenses increased by $2.7 million, or 3.1%, to $91.0 million during fiscal 2025, compared to $88.3 million during fiscal 2024. This was primarily due to increases of $3.5 million related to less internal costs capitalized in the current year versus prior year given there were fewer new restaurant openings, $1.7 million related to office expenses, $1.3 million in external services, including consulting fees, and $0.8 million related to recruiting expenses. These costs were offset by decreases of $2.7 million in legal fees and $1.9 million in corporate expenses, including meeting related costs. Included in general and administrative costs for fiscal 2025 and 2024 was approximately $5.7 million and $6.2 million, or 0.4% and 0.5% of revenues, of stock-based compensation expense, respectively. This reduction was due to equity forfeitures associated with leadership changes during the year. As a percentage of revenues, general and administrative expenses remained consistent at 6.5% for fiscal 2025 and the prior fiscal year.

Depreciation and Amortization. Depreciation and amortization increased by $3.8 million, or 5.3%, to $76.6 million during fiscal 2025, compared to $72.7 million during fiscal 2024. This increase was primarily related to depreciation expense related to our new restaurant and a full year of depreciation related to our restaurants opened in the prior year, coupled with depreciation related to our remodeled restaurants. As a percentage of revenues, depreciation and amortization increased to 5.5% for fiscal 2025 from 5.4% for the prior fiscal year.

Restaurant Opening. Restaurant opening expense decreased by $1.4 million, or 68.2%, to $0.7 million during fiscal 2025, compared to $2.1 million during fiscal 2024. This decrease was primarily due to the number of openings.

Loss on Disposal and Impairment of Assets, Net. Loss on disposal and impairment of assets, net, was $1.7 million during fiscal 2025, compared to $18.4 million during fiscal 2024. In fiscal 2025, these costs primarily related to disposals of assets in conjunction with initiatives to keep our restaurants up to date. In fiscal 2024, these costs primarily related to the impairment and reduction in the carrying value of the long-lived assets related to six of our restaurants, coupled with the disposals of assets in conjunction with initiatives to keep our restaurants up to date and the closure of one of our restaurants.

Interest Expense, Net. Interest expense, net, decreased by $0.7 million to $4.7 million during fiscal 2025, compared to $5.5 million during fiscal 2024. This decrease was primarily due to a lower weighted average interest rate in 2025.

Other Income (Expense), Net. Other income (expense), net, was income of $5.7 million during fiscal 2025, compared to an expense of $0.3 million during fiscal 2024. This change is primarily due to the prior year charge associated with the extension of an outstanding warrant.

Income Tax Benefit. Our effective income tax rate for fiscal 2025 reflected a 3.3% tax benefit compared to a 101.9% tax benefit for fiscal 2024. The effective tax rate benefit for fiscal 2025 and 2024 was different than the statutory tax rate primarily due to Federal Insurance Contributions Act (“FICA”) tax tip credits.

52 WEEKS ENDED DECEMBER 31, 2024 (FISCAL 2024) COMPARED TO THE 53 WEEKS ENDED JANUARY 2, 2024 (FISCAL 2023)

For discussion related to the results of operations and changes in financial condition for fiscal 2024 compared to fiscal 2023 refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2024 Form 10-K, which was filed with the United States Securities and Exchange Commission on February 26, 2025.

LIQUIDITY AND CAPITAL RESOURCES

The following table provides, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in thousands):

	December 30, 2025	December 31, 2024
Cash and cash equivalents	$23,781	$26,096
Net working capital	$(112,850)	$(116,744)
Current ratio	0.4:1.0	0.4:1.0

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

CASH FLOWS

The following tables set forth, for the years indicated, our cash flows from operating, investing, and financing activities (dollar amounts in thousands):

	Fiscal Year
	2025	2024	2023
Net cash provided by operating activities	$110,514	$101,472	$105,837
Net cash used in investing activities	(69,569)	(76,893)	(98,911)
Net cash used in financing activities	(43,260)	(27,553)	(2,729)
Net (decrease) increase in cash and cash equivalents	$(2,315)	$(2,974)	$4,197

Operating Cash Flows

Net cash provided by operating activities was $110.5 million during fiscal 2025, representing a $9.0 million increase compared to the $101.5 million provided during fiscal 2024. This increase is primarily due to improved net income, partially offset by the timing of accounts payable payments and accrued expenses.

Investing Cash Flows

Net cash used in investing activities was $69.6 million during fiscal 2025, representing a $7.3 million decrease compared to the $76.9 million used in fiscal 2024. This decrease is primarily due to fewer new restaurant openings offset by the number of restaurant remodels.

The following table provides, for the years indicated, the components of capital expenditures (dollar amounts in thousands):

	Fiscal Year
	2025	2024	2023
New restaurants	$8,455	$28,766	$39,942
Restaurant maintenance and remodels, and productivity initiatives	59,766	47,205	57,631
Restaurant and corporate systems	1,391	929	1,341
Total capital expenditures	$69,612	$76,900	$98,914

During fiscal 2025, we opened one new restaurant. We expect to fund our net capital expenditures with our current cash on hand, cash flows from operations and our line of credit. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords.

Financing Cash Flows

Net cash used in financing activities was $43.3 million during fiscal 2025, representing a $15.7 million increase in cash used compared to the $27.6 million used in fiscal 2024. This increase is primarily due to the increase in share repurchases, partially offset by the increase in proceeds from stock option exercises and higher borrowings under our credit facility.

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

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of December 30, 2025, we are not involved in any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements in Part IV, Item 15. Judgments or uncertainties regarding the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. We consider the following policy to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements.

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

Interest Rate Risk

Our Credit Facility provides us with revolving loan commitments totaling $215 million. As of December 30, 2025, $85.0 million was outstanding and carries interest at a floating rate. We utilize the Credit Facility principally for letters of credit that are required to support our self-insurance programs, to fund a portion of our announced share repurchase program, and for working capital and construction requirements, as needed. We are exposed to interest rate risk through fluctuations in interest rates on our obligations under the Credit Facility. Based on our current outstanding balance, a hypothetical 1% change in the interest rates under our Credit Facility would have an approximate $0.6 million annual impact on our net income.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 30, 2025, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the second quarter of fiscal 2025, we completed the implementation of our new enterprise resource planning (“ERP”) system and have modified certain existing internal control processes and procedures related to the new system. These changes did not materially affect our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during fiscal 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As we add new functionality under this ERP system, we will continue to assess the impact on our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 30, 2025, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 30, 2025.

KPMG LLP, the independent registered public accounting firm, has independently assessed the effectiveness of our internal control over financial reporting and its report is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
BJ’s Restaurants, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited BJ’s Restaurants, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 30, 2025 and December 31, 2024, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 30, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2026 expressed an unqualified opinion on those consolidated financial statements.

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
February 27, 2026

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

Information with respect to our executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K. Other information required by this Item is hereby incorporated by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to be filed with the SEC no later than 120 days after the close of the year ended December 30, 2025.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the SEC no later than 120 days after the close of the year ended December 30, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the SEC no later than 120 days after the close of the year ended December 30, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the SEC no later than 120 days after the close of the year ended December 30, 2025.

See Part II, Item 5 – “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities – Stock-Based Compensation Plan Information” for certain information regarding our equity compensation plans.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the SEC no later than 120 days after the close of the year ended December 30, 2025.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) CONSOLIDATED FINANCIAL STATEMENTS

The following documents are contained in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 30, 2025 and December 31, 2024

Consolidated Statements of Operations for Each of the Three Fiscal Years in the Period Ended December 30, 2025

Consolidated Statements of Shareholders’ Equity for Each of the Three Fiscal Years in the Period Ended December 30, 2025

Consolidated Statements of Cash Flows for Each of the Three Fiscal Years in the Period Ended December 30, 2025

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

4.2	Description of the Securities, incorporated by reference to Exhibit 4.2 to Form 10-K filed on February 25, 2020.

10.1*	Form of Indemnification Agreement with Officers and Directors, incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended January 2, 2018.

10.2*	Amended and Restated Equity Incentive Plan (the “Equity Incentive Plan”), incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 1, 2022.

10.3*	Form of Employee Stock Option Agreement under the Equity Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-K filed on February 25, 2020.

10.4*	Form of Notice of Grant of Stock Option under the Equity Incentive Plan, incorporated by reference to Exhibit 10.4 of the Form 8-K filed July 1, 2005.

10.5*	Form of Non-Employee Director Stock Option Agreement under the Equity Incentive Plan, incorporated by reference to Exhibit 10.8 of the Form 10-K for the year ended January 3, 2006.

10.6*	Form of Non-Employee Director Notice of Grant of Stock Option under the Equity Incentive Plan, incorporated by reference to Exhibit 10.9 of the Form 10-K for the year ended January 3, 2006.

10.7*	Form of Restricted Stock Unit Agreement (non-GSSOP) for employees under the Equity Incentive Plan, incorporated by reference to Exhibit 10.7 to Form 10-K filed on February 25, 2020.

10.8*	Form of Restricted Stock Unit Notice (non-GSSOP) for employees under the Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on November 6, 2007.

10.9*	BJ’s Restaurants, Inc. 2024 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 21, 2024.

10.10*	Form of Restricted Stock Unit Agreement for non-employee directors under the 2024 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 25, 2024.

10.11*	Form of Restricted Stock Unit Award Certificate for non-employee directors under the 2024 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 8-K filed on June 25, 2024.

10.12*	Form of Restricted Stock Unit Agreement for employees under the 2024 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 to Form 8-K filed on June 25, 2024.

10.13*	Form of Restricted Stock Unit Award Certificate for employees under the 2024 Equity Incentive Plan, incorporated by reference to Exhibit 10.5 to Form 8-K filed on June 25, 2024.

10.14*	Form of Performance Stock Unit Agreement under the 2024 Equity Incentive Plan, incorporated by reference to Exhibit 10.6 to Form 8-K filed on June 25, 2024.

10.15*	Form of Performance Stock Unit Award Certificate under the 2024 Equity Incentive Plan, incorporated by reference to Exhibit 10.7 to Form 8-K filed on June 25, 2024.

Exhibit Number	Description
10.16*	Form of Stock Option Agreement under the 2024 Equity Incentive Plan, incorporated by reference to Exhibit 10.8 to Form 8-K filed on June 25, 2024.

10.17*	Form of Notice of Grant of Stock Option under the 2024 Equity Incentive Plan, incorporated by reference to Exhibit 10.9 to Form 8-K filed on June 25, 2024.

10.18*	Employment Agreement, dated June 12, 2003, between the Company and Gregory S. Lynds, incorporated by reference to Exhibit 10.26 to Form 10-K filed on or about March 14, 2008.

10.19*	Employment Agreement, effective March 1, 2011, between the Company and Kendra D. Miller, incorporated by reference to Exhibit 10.17 to Form 10-K filed on March 9, 2011.

10.20*	Employment Agreement dated January 28, 2013, between the Company and Brian S. Krakower, incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 6, 2013.

10.21*	Employment Agreement dated August 22, 2024, between the Company and C. Bradford Richmond, incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 28, 2024.

10.22*	Employment Agreement dated August 23, 2024, between the Company and Lyle D. Tick, incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 3, 2024.

10.23*	Form of Performance Stock Unit Agreement under the Equity Incentive Plan, incorporated by reference to Exhibit 10.28 to Form 10-K filed on February 25, 2020.

10.24*

BJ’s Restaurants, Inc. Performance Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 22, 2016.

10.25*	BJ’s Restaurants, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.26 to Form 10-K filed on February 26, 2025.

10.26	Form of Common Stock Purchase Warrant in favor of SC 2018 Trust, LLC, incorporated by reference to Exhibit 10.7 to Form 8-K filed on May 4, 2020.

10.27

Amendment No. 1, dated November 24, 2020, to Common Stock Purchase Warrant, dated May 5, 2020, issued by the Company in favor of BJ’s Act III, LLC, incorporated by reference to Exhibit 10.2 to Form 8-K filed November 30, 2020.

10.28	Form of Registration Rights Agreement between the Company and SC 2018 Trust, LLC, incorporated by reference to Exhibit 10.5 to Form 8-K filed on May 4, 2020.

10.29

Amendment to Cooperation Agreement, dated November 14, 2025, among the Company, Act III Holdings, LLC, Act III Management, LLC, BJ’s Act III, LLC, and SC 2018 Trust LLC, incorporated by reference to Exhibit 10.1 to Form 8-K filed November 17, 2025.

10.30

Amendment No. 2, dated December 30, 2024, to Common Stock Purchase Warrant, dated May 5, 2020, issued by the Company in favor of BJ’s Act III, LLC, incorporated by reference to Exhibit 10.2 to Form 8-K filed January 2, 2025.

19.1	BJ’s Restaurants, Inc. Securities Trading by Company Personnel.

21	List of Significant Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31	Section 302 Certifications of Chief Executive Officer and Chief Financial Officer.

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

97	BJ’s Restaurants, Inc. Compensation Clawback Policy, incorporated by reference to Form 10-K filed February 26, 2025.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document.
104	Cover Page Interactive Data File - The cover page from the Company’s Annual Report on Form 10-K for the year ended December 30, 2025 has been formatted in Inline XBRL and is contained in Exhibit 101.

* Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.
	By:	/s/ LYLE D. TICK
February 27, 2026		Lyle D. Tick Chief Executive Officer, President and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
By: /s/ LYLE D. TICK
Lyle D. Tick	Chief Executive Officer, President and Director (Principal Executive Officer)	February 27, 2026
By: /s/ J. TODD WILSON
J. Todd Wilson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2026
By: /s/ BINA CHAURASIA
Bina Chaurasia	Director	February 27, 2026
By: /s/ JAMES A. DAL POZZO
James A. Dal Pozzo	Director	February 27, 2026
By: /s/ NOAH A. ELBOGEN
Noah A. Elbogen	Director	February 27, 2026
By: /s/ LEA ANNE S. OTTINGER
Lea Anne S. Ottinger	Director	February 27, 2026
By: /s/ C. BRADFORD RICHMOND
C. Bradford Richmond	Director	February 27, 2026
By: /s/ JULIUS W. ROBINSON, JR.
Julius W. Robinson, Jr.	Director	February 27, 2026
By: /s/ JANET M. SHERLOCK
Janet M. Sherlock	Director	February 27, 2026

BJ’S RESTAURANTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors
BJ’s Restaurants, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BJ’s Restaurants, Inc. and subsidiaries (the Company) as of December 30, 2025 and December 31, 2024, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 30, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 30, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

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

Evaluation of long-lived assets for impairment

As discussed in Note 1 to the consolidated financial statements, the Company assesses long-lived assets for potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered include, but are not limited to, significant underperformance by a restaurant relative to historical operating results, significant changes in the manner of use of the assets or the strategy for the overall business, significant negative industry or economic trends, and the Company’s expectation to dispose of long-lived assets before the end of their previously estimated useful lives. The property and equipment, net, and operating lease asset balances as of December 30, 2025 were $502.1 million and $314.2 million, respectively.

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

Los Angeles, California

February 27, 2026

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$23,781	$26,096
Accounts and other receivables, net	18,391	20,402
Inventories, net	13,106	12,768
Prepaid expenses and other current assets	19,647	20,299
Total current assets	74,925	79,565

Property and equipment, net	502,108	510,581
Operating lease assets	314,178	336,936
Goodwill	4,673	4,673
Equity method investment	4,083	4,266
Deferred income taxes, net	67,300	62,318
Other assets, net	48,188	42,725
Total assets	$1,015,455	$1,041,064

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$38,353	$51,011
Accrued expenses	105,336	105,316
Current operating lease obligations	44,086	39,982
Total current liabilities	187,775	196,309

Long-term operating lease obligations	361,672	394,129
Long-term debt	85,000	66,500
Other liabilities	14,815	14,109
Total liabilities	649,262	671,047

Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 125,000 shares authorized and 21,114 and 22,697 shares issued and outstanding as of December 30, 2025 and December 31, 2024, respectively	—	—
Capital surplus	75,020	77,576
Retained earnings	291,173	292,441
Total shareholders’ equity	366,193	370,017
Total liabilities and shareholders’ equity	$1,015,455	$1,041,064

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year
	2025	2024	2023
Revenues	$1,399,126	$1,357,302	$1,333,229
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	353,293	350,560	346,569
Labor and benefits	504,537	495,466	491,314
Occupancy and operating	325,060	315,683	317,559
General and administrative	91,005	88,272	82,103
Depreciation and amortization	76,571	72,745	70,992
Restaurant opening	663	2,082	2,808
Loss on disposal and impairment of assets, net	1,687	18,414	8,125
Total costs and expenses	1,352,816	1,343,222	1,319,470
Income from operations	46,310	14,080	13,759

Other income (expense):
Interest expense, net	(4,745)	(5,484)	(4,915)
Other income (expense), net (1)	5,668	(331)	1,256
Total other income (expense)	923	(5,815)	(3,659)
Income before income taxes	47,233	8,265	10,100

Income tax benefit	(1,575)	(8,422)	(9,560)

Net income	$48,808	$16,687	$19,660

Net income per share:
Basic	$2.22	$0.72	$0.84
Diluted	$2.16	$0.70	$0.82

Weighted average number of shares outstanding:
Basic	21,980	23,132	23,452
Diluted	22,622	23,768	23,923

The accompanying notes are an integral part of these consolidated financial statements.

(1)
Included in other income (expense), net was an equity method investment loss of $0.2 million, $0.5 million and $0.2 million for fiscal 2025, 2024 and 2023, respectively. See Note 14 for further information. Also included in other income (expense), net was a $4.6 million charge related to Act III’s warrant extension for fiscal 2024. See Note 10 for further information.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Capital	Retained
	Shares	Amount	Surplus	Earnings	Total
Balance, January 3, 2023	23,392	$—	$74,459	$271,056	$345,515
Exercise of stock options	28	1,073	(198)	—	875
Issuance of restricted stock units	192	7,934	(8,507)	—	(573)
Repurchase, retirement and reclassification of common stock	(428)	(9,007)	—	(1,992)	(10,999)
Stock-based compensation	—	—	11,282	—	11,282
Adjustment to dividends previously accrued	—	—	—	1	1
Net income	—	—	—	19,660	19,660
Balance, January 2, 2024	23,184	—	77,036	288,725	365,761
Exercise of stock options	7	311	(104)	—	207
Issuance of restricted stock units	263	11,842	(12,964)	—	(1,122)
Repurchase, retirement and reclassification of common stock	(757)	(12,153)	—	(12,972)	(25,125)
Extension of warrant	—	—	4,622	—	4,622
Stock-based compensation	—	—	8,986	—	8,986
Adjustment to dividends previously accrued	—	—	—	1	1
Net income	—	—	—	16,687	16,687
Balance, December 31, 2024	22,697	—	77,576	292,441	370,017
Exercise of stock options	213	10,870	(3,237)	—	7,633
Issuance of restricted stock units	209	6,828	(7,602)	—	(774)
Repurchase, retirement and reclassification of common stock	(2,005)	(17,698)	—	(50,076)	(67,774)
Stock-based compensation	—	—	8,283	—	8,283
Net income	—	—	—	48,808	48,808
Balance, December 30, 2025	21,114	$—	$75,020	$291,173	$366,193

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2025	2024	2023
Cash flows from operating activities:
Net income	$48,808	$16,687	$19,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (1)	77,243	72,745	70,992
Non-cash lease expense	34,529	32,227	33,030
Amortization of financing costs	226	211	217
Deferred income taxes, net	(4,982)	(12,171)	(11,835)
Stock-based compensation expense	8,115	8,629	10,902
Loss on disposal and impairment of assets, net	1,687	18,414	8,125
Extension of warrant	—	4,622	—
Equity method investment	183	504	230
Changes in assets and liabilities:
Accounts and other receivables, net	1,972	(83)	10,776
Inventories, net	(338)	1,149	(750)
Prepaid expenses and other current assets	(1,534)	(1,879)	(5,642)
Other assets, net	(6,798)	(4,836)	(3,227)
Accounts payable	(9,199)	(4,323)	6,052
Accrued expenses	20	4,035	4,070
Operating lease obligations	(40,124)	(37,314)	(37,144)
Other liabilities	706	2,855	381
Net cash provided by operating activities	110,514	101,472	105,837

Cash flows from investing activities:
Purchases of property and equipment	(69,612)	(76,900)	(98,914)
Proceeds from sale of assets	43	7	3
Net cash used in investing activities	(69,569)	(76,893)	(98,911)

Cash flows from financing activities:
Borrowings on credit facility	1,167,324	884,600	762,000
Payments on credit facility	(1,148,824)	(886,100)	(754,000)
Payments of debt issuance costs	(845)	—	—
Taxes paid on vested stock units under employee plans	(774)	(1,122)	(573)
Proceeds from exercise of stock options	7,633	207	875
Cash dividends accrued under stock-based compensation plans	—	(13)	(32)
Repurchases of common stock	(67,774)	(25,125)	(10,999)
Net cash used in financing activities	(43,260)	(27,553)	(2,729)

Net (decrease) increase in cash and cash equivalents	(2,315)	(2,974)	4,197
Cash and cash equivalents, beginning of year	26,096	29,070	24,873
Cash and cash equivalents, end of year	$23,781	$26,096	$29,070

The accompanying notes are an integral part of these consolidated financial statements.

(1)
Fiscal 2025 includes $0.6 million of depreciation expense related to brewery operations, which is recorded as Cost of sales on our Consolidated Statements of Operations.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2025	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5,107	$5,256	$489
Cash paid for interest, net of capitalized interest	$4,003	$4,659	$3,758
Cash paid for operating lease obligations	$65,065	$62,748	$63,504

Supplemental disclosure of non-cash investing and financing activities:
Operating lease assets obtained in exchange for operating lease liabilities	$11,771	$19,922	$15,934
Receivable related to proceeds from disposal of assets	$—	$—	$1,252
Property and equipment acquired and included in accounts payable	$1,148	$4,607	$9,914
Stock-based compensation capitalized	$168	$357	$380

BJ’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies

Description of Business

BJ’s Restaurants, Inc. (referred to herein as the “Company,” “BJ’s,” “we,” “us” and “our”) was incorporated in California on October 1, 1991, to assume the management of five “BJ’s Chicago Pizzeria” restaurants and to develop additional BJ’s restaurants. As of December 30, 2025, we owned and operated 219 restaurants located in 31 states. During fiscal 2025, we opened one new restaurant. Four of our restaurants with in-house brewing facilities, in addition to our two brewpub locations in Texas, brew our signature, proprietary craft BJ’s beer. All of our other restaurants receive their BJ’s beer either from one of our restaurant brewing operations, our Texas brewpubs and/or independent third-party brewers using our proprietary recipes.

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

Our fiscal year consists of 52 or 53 weeks and ends on the Tuesday closest to December 31 for financial reporting purposes. Fiscal years 2025, 2024 and 2023 ended on December 30, 2025, December 31, 2024, and January 2, 2024, respectively, and consisted of 52 weeks of operations.

Recently Adopted Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and should be applied either prospectively or retrospectively. We adopted ASU 2023-09 retrospectively effective December 30, 2025, and the enhanced disclosures are included in Note 11 to our consolidated financial statements. The adoption of this ASU had no impact on our consolidated financial statements.

Recently Issued Accounting Standards

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

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk and credit losses are credit card receivables and trade receivables consisting primarily of amounts due from gift card resellers, third-party delivery companies and vendor rebates. We consider the concentration of credit risk for gift card resellers, third-party delivery companies and vendor rebates to be minimal due to the payment histories and general financial condition of these gift card resellers and vendors. See Note 3 for disclosure of trade receivables by category as of December 30, 2025, and December 31, 2024. Additionally, we currently maintain our day-to-day operating cash balances with a major financial institution. At times, our operating cash balances may be in excess of the FDIC insurance limit.

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

Goodwill

We perform impairment testing annually, during the fourth quarter, and more frequently if factors and circumstances indicate impairment may have occurred. When evaluating goodwill for impairment, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying value. We currently have one reporting unit, which is full-service company-owned restaurants in the United States of America. If it is concluded that the fair value of our reporting unit is less than the goodwill carrying value, we estimate the fair value of the reporting unit and compare it to the carrying value of the reporting unit, including goodwill. If the carrying value of the reporting unit is greater than the estimated fair value, an impairment charge is recorded for the difference between the implied fair value of goodwill and its carrying amount. To calculate the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is first allocated to all of the other assets and liabilities of that unit based on their relative fair values. The excess of the reporting unit’s fair value over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. This adjusted carrying value becomes the new goodwill accounting basis value. Based on our impairment assessment, we did not record any impairment to goodwill during fiscal 2025, 2024 or 2023.

Long-Lived Assets

We assess the potential impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The assets are generally reviewed for impairment on a restaurant level basis, and inclusive of property and equipment and lease right-of-use assets; or at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. Factors considered include, but are not limited to, significant underperformance by the restaurant relative to historical operating results; significant changes in the manner of use of the assets or the strategy for the overall business; significant negative industry or economic trends; or our expectation to dispose of long-lived assets before the end of their previously estimated useful lives. We use the undiscounted cash flow method to assess the recoverability of potentially impaired long-lived assets by comparing the carrying value of the assets to the undiscounted cash flows expected to be generated by the assets. If the carrying value of the assets exceeds the undiscounted cash flows expected to be generated by the assets, an impairment charge is recognized for the amount by which the carrying value exceeds the fair value of the assets. We measure the fair value by discounting estimated future cash flows using assumptions that are consistent with what a market participant would use. As a result of this analysis, in fiscal 2024 and fiscal 2023, we recorded a $12.1 million and $3.4 million impairment charge to operating income, respectively, for the amount by which the carrying value of the restaurant’s assets exceeded its fair value estimated using the discounted cash flow method. In fiscal 2025, the analysis did not result in an impairment charge.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for fiscal 2025, 2024 and 2023 were approximately $30.5 million, $26.5 million and $23.4 million, respectively. Advertising costs are primarily included in “Occupancy and operating” expenses on our Consolidated Statements of Operations.

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

The following table presents a reconciliation of basic and diluted net income per share, including the number of dilutive equity awards that were included in the dilutive net income per share computation (in thousands):

	Fiscal Year
	2025	2024	2023
Numerator:
Net income	$48,808	$16,687	$19,660
Denominator:
Weighted-average shares outstanding - basic	21,980	23,132	23,452
Dilutive effect of equity awards	642	636	471
Weighted-average shares outstanding - diluted	22,622	23,768	23,923

At December 30, 2025, December 31, 2024, and January 2, 2024, there were approximately 0.6 million, 1.0 million, and 0.9 million, respectively, of common stock equivalents that have been excluded from the calculation of diluted net income per share because they are anti-dilutive.

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

2. Revenue Recognition

Revenue recognized on our Consolidated Statements of Operations for the redemption of gift cards and loyalty rewards deferred at the beginning of each respective fiscal year were as follows (in thousands):

	Fiscal Year
	2025	2024	2023
Revenue recognized from gift card liability	$10,691	$10,629	$11,261
Revenue recognized from guest loyalty program	$9,139	$7,031	$7,166

3. Accounts and Other Receivables

Accounts and other receivables consisted of the following (in thousands):

	December 30, 2025	December 31, 2024
Credit cards	$8,191	$8,526
Third-party gift card sales	4,128	3,984
Third-party delivery	939	3,885
Income taxes	2,144	864
Other	2,989	3,143
	$18,391	$20,402

r

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 30, 2025	December 31, 2024
Land	$3,472	$2,523
Building improvements	433,514	428,366
Leasehold improvements	360,152	345,916
Furniture and fixtures	176,831	172,804
Equipment	454,589	424,839
Construction in progress	3,262	13,269
Property and equipment, gross	1,431,820	1,387,717
Accumulated depreciation and amortization	(929,712)	(877,136)
Property and equipment, net	$502,108	$510,581

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 30, 2025	December 31, 2024
Payroll related	$27,543	$24,669
Workers’ compensation and general liability	23,442	22,216
Deferred revenue from gift cards	16,060	15,668
Deferred loyalty revenue	3,023	2,910
Insurance related	4,981	4,164
Sales taxes	7,011	7,254
Other taxes	7,891	8,694
Other current rent related	3,279	2,806
Utilities	2,655	2,475
Merchant cards	2,422	2,239
Maintenance related	912	289
Leadership transition related	835	2,829
Consulting related	—	2,135
Other	5,282	6,968
	$105,336	$105,316

6. Leases

Lease costs included on the Consolidated Statements of Operations consisted of the following (in thousands):

	Fiscal Year
	2025	2024	2023
Lease cost	$59,104	$57,836	$59,268
Variable lease cost	3,770	3,567	3,864
Total lease costs	$62,874	$61,403	$63,132

Weighted-average lease term and discount rate were as follows:

	December 30, 2025	December 31, 2024
Weighted-average remaining lease term	9.6 Years	10.3 Years
Weighted-average discount rate	5.9	5.9

Operating lease obligation maturities as of December 30, 2025, were as follows (in thousands):

2026	$66,527
2027	65,120
2028	62,322
2029	56,731
2030	49,240
Thereafter	246,888
Total lease payments	546,828
Less: imputed interest	(141,070)
Present value of operating lease obligations	$405,758

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

Letters of Credit

We have irrevocable standby letters of credit outstanding, as required under our workers’ compensation insurance arrangements, of $20.2 million as of December 30, 2025. Our standby letters of credit automatically renew each October 31 for one year unless 30 days’ notice, prior to such renewal date, is given by the financial institution that provides the letters. The standby letters of credit issued under our Credit Facility reduce the amount available for borrowing.

Purchase Commitments

Purchase obligations, which include inventory purchases, equipment purchases, information technology and other miscellaneous commitments, were $63.6 million and $41.2 million at December 30, 2025 and December 31, 2024, respectively. These purchase obligations are primarily due within three years and recorded as liabilities when goods are received, or services rendered.

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

Our Credit Facility matures on May 30, 2030, and provides us with revolving loan commitments totaling $215 million, which may be increased up to $315 million, of which $50 million may be used for the issuance of letters of credit. Availability under the Credit Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. On December 30, 2025, there were borrowings of $85.0 million and letters of credit of $20.2 million outstanding, leaving $109.8 million available to borrow.

Borrowings under the Line of Credit bear interest at an annual rate equal to either (a) the Secured Overnight Financing Rate (“Term SOFR”), adjusted by 10 basis points regardless of the duration of the Term SOFR, plus a percentage not to exceed

2.00%, or (b) the Base Rate plus a percentage not to exceed 1.00%. As with swingline loans: (i) the percentage adjustment depends on the level of lease and debt obligations of the Company as compared to EBITDA and lease expenses; and (ii) there is a floor of 0.00% on Term SOFR plus the 10 basis point adjustment. The weighted average interest rate during fiscal 2025 and 2024 was approximately 5.8% and 6.7%, respectively.

The Credit Agreement contains certain representations and warranties, affirmative and negative covenants and events of default that are customary for credit arrangements of this type, including covenants which restrict or limit the Company’s ability to, among other things, create liens, borrow money (other than purchase money indebtedness and trade credit, lease obligations incurred in the ordinary course, and similar ordinary course liabilities), make dividends, and engage in mergers, consolidations, significant asset sales, stock repurchases and certain other transactions. On December 30, 2025, we were in compliance with these covenants.

Pursuant to the Credit Agreement, the Company will be required to pay certain customary fees and expenses associated with maintenance and use of the Line of Credit including letter of credit issuance fees and unused commitment fees. Interest expense and commitment fees under the Credit Facility were approximately $4.7 million, $5.5 million and $4.9 million for fiscal 2025, 2024 and 2023, respectively. We also capitalized approximately $0.1 million and $0.3 million of interest expense related to new restaurant construction during fiscal 2025 and 2024.

Additionally, we capitalized approximately $0.8 million of fees related to the Fifth Amended and Restated Credit Agreement, which are being amortized over the remaining term of the Credit Facility. These fees are presented as an asset and recorded in “Other assets, net” on our Consolidated Balance Sheets. For the years ended December 30, 2025 and December 31, 2024, we amortized $0.2 million of these fees, which is included as a component of “Interest expense, net” on our Consolidated Statements of Operations. At December 30, 2025 and December 31, 2024, unamortized fees were $1.0 million and $0.4 million, respectively.

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

There were no transfers among levels within the fair value hierarchy during the year ended December 30, 2025. The following table presents the fair values for our financial assets and liabilities measured on a recurring basis (in thousands):

	Level	December 30, 2025	December 31, 2024
Deferred compensation plan - liabilities	1	$14,042	$13,179

The Company’s financial statements include cash and cash equivalents, accounts and other receivables, accounts payable, and accrued expenses for which the carrying amounts approximate fair value due to their short-term maturity. At December 30, 2025 and December 31, 2024, the fair value of our Credit Facility approximated its carrying value since it is a variable rate credit facility (Level 2).

10. Shareholders’ Equity

Warrant

BJ’s Act III, LLC’s (“Act III”) warrant for 876,949 shares of common stock at an exercise price of $26.94 was set to expire on May 4, 2025, five years following the issuance. On December 30, 2024, the Company agreed to extend the termination date of the warrant by two years to May 4, 2027, and recorded a related expense of $4.6 million within “Other income (expense), net” on our Consolidated Statements of Operations. The warrant extension was executed in conjunction with a Cooperation Agreement that contains material non-shareholder restrictions, such as those limiting Act III's ability to purchase additional Company shares.

Preferred Stock

We are authorized to issue 5.0 million shares of one or more series of preferred stock and we are authorized to determine the rights, preferences, privileges and restrictions to be granted to, or imposed upon, any such series, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. No shares of preferred stock were issued or outstanding at December 30, 2025 or December 31, 2024. We currently have no plans to issue shares of preferred stock.

Common Stock

Shareholders are entitled to one vote for each share of common stock held of record. Pursuant to the requirements of California law, shareholders are entitled to accumulate votes in connection with the election of directors. Shareholders of our outstanding common stock are entitled to receive dividends if and when declared by the Board of Directors.

Cash Dividends

We currently do not pay any cash dividends. Any decision to pay cash dividends will be subject to our Board of Directors determining that the such dividend payments are in the best interest of the Company and its shareholders. As such, the only cash dividends paid during fiscal 2024 and 2023 were related to dividends declared prior to fiscal 2020 on restricted stock grants, which vested under our stock-based compensation plans. No cash dividends were paid in fiscal 2025.

Stock Repurchases

During fiscal 2025, we repurchased and retired approximately 2.0 million shares of our common stock at an average price of $33.80 per share for approximately $67.8 million, which is recorded as a reduction in common stock, with any excess charged to retained earnings. Our Board of Directors approved a $50 million increase in our share repurchase program in both February 2024 and February 2025, and a $75 million increase in October 2025. Currently we have $93.2 million available under our authorized $675 million share repurchase program. Repurchases may be made at any time.

11. Income Taxes

Income before income tax expense (in thousands):

	Fiscal Year
	2025	2024	2023
United States	$47,233	$8,265	$10,100
Total income before income taxes	$47,233	$8,265	$10,100

Income tax benefit consists of the following (in thousands):

	Fiscal Year
	2025	2024	2023
Current:
Federal	$1,085	$2,780	$1,378
State	2,322	969	897
	3,407	3,749	2,275
Deferred:
Federal	(5,167)	(10,891)	(11,344)
State	185	(1,280)	(491)
	(4,982)	(12,171)	(11,835)

Income tax benefit	$(1,575)	$(8,422)	$(9,560)

The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows (dollar amounts in thousands):

	Fiscal Year
	2025		2024		2023
Income tax at statutory rates	$9,919	21.0%	$1,739	21.0%	$2,121	21.0%
State income taxes, net of federal benefit (1)	2,168	4.6	458	5.5	583	5.8
Permanent differences	(427)	(0.9)	875	10.6	776	7.7
Income tax credits (2)	(12,547)	(26.5)	(12,186)	(147.1)	(11,910)	(117.9)
Return to provision	49	0.1	35	0.4	90	0.9
Stock warrant extension	—	—	971	11.7	—	—
Prior year tax credit true-up	(30)	(0.1)	357	4.3	(649)	(6.4)
Change in unrecognized tax benefit	(127)	(0.3)	(14)	(0.2)	(237)	(2.3)
Change in valuation allowance	(186)	(0.4)	(703)	(8.5)	(262)	(2.6)
Other, net	(394)	(0.8)	46	0.4	(72)	(0.9)
	$(1,575)	(3.3)%	$(8,422)	(101.9)%	$(9,560)	(94.7)%

(1)
State taxes in California made up the majority (greater than 50%) of the tax effect in this category for all years presented.
(2)
The FICA tax tip credit benefit made up the majority (greater than 90%) for all periods presented.

Income taxes paid consisted of the following (in thousands):

	Fiscal Year
	2025	2024	2023
U.S. Federal	$3,100	$2,027	$(4)
State
California	950	496	(1,200)
Texas	140	429	355
Virginia	—	(10)	37
Other	559	383	83
State subtotal	1,649	1,298	(725)

Total cash paid for income taxes (net of refunds)	$4,749	$3,325	$(729)

The components of the deferred income tax asset (liability) consist of the following (in thousands):

	December 30, 2025	December 31, 2024
Deferred income tax asset:
Accrued expenses	$12,251	$12,526
Other	4,518	8,436
Deferred revenues	—	23
Gift cards	1,223	1,128
Stock-based compensation	4,245	3,667
Operating lease liability	104,620	111,254
Income tax credits	86,933	74,826
Net operating losses	4,263	4,831
State tax	496	358
Gross deferred income tax asset	218,549	217,049
Valuation allowance	—	(186)
Deferred income tax asset, net of valuation allowance	218,549	216,863

Deferred income tax liability:
Property and equipment	(53,754)	(51,516)
Intangible assets	(2,821)	(2,807)
Operating lease assets	(89,943)	(96,255)
Smallwares	(4,731)	(3,967)
Deferred income tax liability	(151,249)	(154,545)
Net deferred income tax asset	$67,300	$62,318

At December 30, 2025, we had federal and state income tax credit carryforwards of approximately $87.1 million and $0.1 million, respectively, consisting primarily of the credit for FICA taxes paid on reported team member tip income. The FICA tax credits will begin to expire in 2039.

At December 30, 2025, we have state and city net operating loss carryforwards of $90.5 million with statutory carryforward periods ranging from 5 years to 20 years. The earliest year that a material state net operating loss will expire is 2027.

We have completed an analysis of our ability to use our federal and state tax credit and net operating loss carry forwards. As of December 30, 2025, we have determined that no valuation allowance is required against federal tax credit carryforwards or against certain state net operating loss and tax credit carryforwards. As of December 31, 2024, we determined that no valuation allowance is required against federal tax credit carryforwards; however, we recorded a $0.2 million valuation allowance against certain state net operating loss and tax credit carryforwards, net of the federal benefit which were not more likely than not to be realized prior to expiration.

Changes in valuation allowance were as follows (in thousands):

	Fiscal Year
	2025	2024	2023
Valuation allowance beginning of the year	$186	$889	$1,151
Allowances taken or written off	(186)	(703)	(262)
Valuation allowance end of the year	$—	$186	$889

We recognize interest and penalties related to uncertain tax positions in income tax expense. At December 30, 2025 and December 31, 2024, we had accrued $0.1 million for interest and penalties with respect to uncertain tax positions.

As of December 30, 2025, unrecognized tax benefits recorded was approximately $0.8 million, of which approximately $0.8 million, if reversed would impact our effective tax rate. We anticipate no change in our liability for unrecognized tax benefits within the next twelve-month period.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Fiscal Year
	2025	2024	2023
Gross unrecognized tax benefits at beginning of year	$874	$967	$1,249
Increases for tax positions taken in prior years	—	29	102
Decreases for tax positions taken in prior years	(46)	—	—
Increases for tax positions taken in the current year	89	134	104
Lapse in statute of limitations	(123)	(256)	(488)
Gross unrecognized tax benefits at end of year	$794	$874	$967

Our uncertain tax positions are related to tax years that remain subject to examination by tax agencies. As of December 30, 2025, the earliest tax year still subject to examination by the Internal Revenue Service is 2022. The earliest year still subject to examination by a significant state or local taxing authority is 2021.

12. Stock-Based Compensation Plans

The following table presents the stock-based compensation recognized within our consolidated financial statements (in thousands):

	Fiscal Year
	2025	2024	2023
Labor and benefits	$2,407	$2,452	$2,583
General and administrative	5,708	6,177	8,319
Capitalized (1)	168	357	380
Total stock-based compensation	$8,283	$8,986	$11,282

(1) Capitalized stock-based compensation relates to our restaurant development personnel and is included in “Property and equipment, net” on our Consolidated Balance Sheets.

Stock Options

The fair value of each stock option was estimated on the grant date using the Black‑Scholes option-pricing model with the following assumptions:

	Fiscal Year
	2025	2024	2023
Expected volatility	54.7%	67.6%	66.9%
Risk-free interest rate	4.1%	3.9%	3.6%
Expected option life	5 years	5 years	5 years
Dividend yield	—	—	—
Fair value of options granted	$19.19	$19.00	$18.24

Under our stock-based compensation plan, the exercise price of a stock option is required to equal or exceed the fair value of our common stock at market close on the option grant date or the last trading day prior to the date of grant when grants take place on a day when the market is closed. The following table presents stock option activity:

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at January 3, 2023	824	$40.48	601	$41.57	4.7
Granted	124	$31.19
Exercised	(28)	$29.18
Forfeited	(53)	$37.43
Outstanding at January 2, 2024	867	$39.70	648	$41.65	4.4
Granted	156	$32.09
Exercised	(7)	$31.60
Forfeited	(83)	$32.89
Outstanding at December 31, 2024	933	$39.10	741	$41.00	3.9
Granted	118	$37.81
Exercised	(213)	$35.77
Forfeited	(121)	$41.98
Outstanding at December 30, 2025	717	$39.39	538	$40.64	3.6

Information relating to significant option groups outstanding as of December 30, 2025, is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$22.27 – $31.86	100	7.5	$31.45	39	$31.22
$31.95 – $34.26	73	7.7	$32.63	52	$32.40
$34.28 – $35.95	96	3.4	$35.46	67	$35.95
$37.10 – $37.10	2	0.9	$37.10	2	$37.10
$37.70 – $37.70	98	2.0	$37.70	98	$37.70
$38.90 – $38.90	94	4.0	$38.90	94	$38.90
$39.33 – $42.41	84	6.9	$40.53	25	$42.12
$44.10 – $45.92	11	8.4	$44.41	2	$45.92
$46.91 – $46.91	74	4.9	$46.91	74	$46.91
$48.75 – $53.22	85	3.0	$53.16	85	$53.16
$22.27 – $53.22	717	4.9	$39.39	538	$40.64

As of December 30, 2025, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $1.9 million, which is expected to be recognized over a weighted average remaining recognition period of 2.0 years.

Restricted Stock Units

Service-Based Restricted Stock Units

The following table presents service-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at January 3, 2023	729	$34.10
Granted	344	$28.93
Released	(169)	$37.69
Forfeited	(82)	$31.62
Outstanding at January 2, 2024	822	$31.46
Granted	306	$33.13
Released	(232)	$37.80
Forfeited	(124)	$29.94
Outstanding at December 31, 2024	772	$30.45
Granted	230	$36.08
Released	(192)	$28.91
Forfeited	(105)	$31.12
Outstanding at December 30, 2025	705	$32.62

As of December 30, 2025, total unrecognized stock-based compensation expense related to non-vested service-based RSUs was approximately $10.1 million, which is expected to be recognized over a weighted average remaining recognition period of 2.9 years.

Performance-Based Restricted Stock Units

The following table presents performance-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at January 3, 2023	123	$38.89
Granted	52	$31.87
Released	(40)	$38.90
Forfeited	(7)	$35.01
Outstanding at January 2, 2024	128	$36.24
Granted	79	$39.09
Released	(65)	$46.91
Forfeited	(59)	$32.93
Outstanding at December 31, 2024	83	$32.89
Granted	112	$37.39
Released	(40)	$32.27
Forfeited	(37)	$35.23
Outstanding at December 30, 2025	118	$36.63

The fair value of performance-based RSUs, which include a market-based metric, was estimated on the grant date using the Monte Carlo simulation model with the following assumptions:

	Fiscal Year
	2025	2024	2023
Volatility	48.0%	49.8%	n/a
Risk-free interest rate	4.2%	3.8%	n/a
Expected life (years)	3	3	n/a
Expected dividend yield	—%	—%	n/a
Fair value of market-based awards granted	$37.98	$34.79	n/a

As of December 30, 2025, the total unrecognized stock-based compensation expense related to non-vested performance-based RSUs was approximately $2.0 million, which is expected to be recognized over a weighted average remaining recognition period of 1.8 years.

13. Benefit Plans

We maintain a voluntary, contributory 401(k) plan for eligible team members. Team members may elect to contribute up to the IRS maximum for the plan year. Additionally, eligible participants may also elect catch-up contributions as provided for by the IRS. Our executive officers and other highly compensated team members are not eligible to participate in the 401(k) plan. Team member contributions are matched by us at a rate of 33% for the first 6% of deferred earnings. We contributed approximately $0.9 million, $0.8 million and $0.8 million in fiscal 2025, 2024 and 2023, respectively.

We also maintain a non-qualified deferred compensation plan (the “DCP”) for our executive officers and other highly compensated team members, as defined in the DCP, who are otherwise ineligible for participation in our 401(k) plan. The DCP allows participating team members to defer the receipt of a portion of their base compensation and up to 100% of their eligible bonuses. Additionally, the DCP allows for a voluntary company match as determined by our compensation committee. During fiscal 2025, there were no Company contributions made or accrued. We pay for related administrative costs, which were not material during fiscal 2025. Team member deferrals are deposited into a rabbi trust, and the funds are generally invested in individual variable life insurance contracts owned by us that are specifically designed to informally fund savings plans of this nature. Our investment in variable life insurance contracts, reflected in “Other assets, net” on our Consolidated Balance Sheets, was $13.5 million and $12.8 million as of December 30, 2025, and December 31, 2024, respectively. Our obligation to participating team members, included in “Other liabilities” on the accompanying Consolidated Balance Sheets, was $14.0 million and $13.2 million as of December 30, 2025, and December 31, 2024, respectively. All income and expenses related to the rabbi trust are reflected in our Consolidated Statements of Operations.

14. Related Party Transactions

BJ’s Act III, LLC

On December 30, 2024, the Company agreed to extend Act III's warrant termination date by two years to May 4, 2027, and recorded a related expense of $4.6 million within “Other (expense) income, net” on our Consolidated Statements of Operations. See Note 10 for further information.

Equity Method Investment

During fiscal 2022, we contributed assets valued at $5.0 million to a company, in which our former Board member and former Chief Executive Officer has a less than 1% interest. We recorded this non-cash contribution, in exchange for a 20% ownership of the company, as an investment within “Equity method investment” on our Consolidated Balance Sheets, and the related gain within “Loss on disposal and impairment of assets, net” on our Consolidated Statements of Operations. During fiscal 2025, the company obtained additional funding, and as a result our ownership interest decreased from 20% to 17%. For fiscal 2025, 2024, and 2023, we recorded a net loss related to the investment of $0.2 million, $0.5 million and $0.2 million, respectively, within “Other income, net,” and accordingly adjusted the investment carrying amount on our Consolidated Balance Sheets.

15. Segment Information

We currently operate in one operating segment: full-service company-owned restaurants and in one geographic area: the United States of America. We do not have intra-entity sales or transfers. Our revenues are comprised of food and beverage sales from our restaurants, including takeout, delivery and catering sales. Our Chief Operating Decision Maker (“CODM”) is our chief executive officer and president, and he assesses performance and decides how to allocate resources based on income from operations, which is also reported on our Consolidated Statements of Operations. Additionally, the measure of segment assets is reported on our Consolidated Balance Sheets as total assets. Our CODM uses net income to evaluate income generated from our segment assets and decides whether to reinvest profits into other parts of our business.

Reported segment revenue and expenses is presented below (in thousands):

	Fiscal Year
	2025	2024	2023
Revenues	$1,399,126	$1,357,302	$1,333,229
Less:
Cost of sales	351,688	348,835	344,945
Labor and benefits	492,609	486,330	480,867
Occupancy and operating	338,593	326,544	329,630
Other segment items (1)	93,355	108,768	93,036
Depreciation and amortization	76,571	72,745	70,992
Income from operations	46,310	14,080	13,759

Reconciliation to net income:
Interest expense, net	(4,745)	(5,484)	(4,915)
Other income (expense), net	5,668	(331)	1,256
Income tax benefit	1,575	8,422	9,560
Net income	$48,808	$16,687	$19,660

(1) Other segment items consist of amounts related to general and administrative expenses, restaurant opening expenses, and loss on disposal of and impairment of assets, net.