Form 10-Q
period 2026-03-31
BJs RESTAURANTS INC
filed 2026-05-06
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

As of May 1, 2026, there were 21,016,924 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2026	December 30, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,671	$23,781
Accounts and other receivables, net	14,624	18,391
Inventories, net	12,824	13,106
Prepaid expenses and other current assets	10,268	19,647
Total current assets	60,387	74,925

Property and equipment, net	506,959	502,108
Operating lease assets	310,128	314,178
Goodwill	4,673	4,673
Equity method investment	4,029	4,083
Deferred income taxes, net	68,167	67,300
Other assets, net	44,724	48,188
Total assets	$999,067	$1,015,455

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$44,933	$38,353
Accrued expenses	104,250	105,336
Current operating lease obligations	44,292	44,086
Total current liabilities	193,475	187,775

Long-term operating lease obligations	356,360	361,672
Long-term debt	62,000	85,000
Other liabilities	14,702	14,815
Total liabilities	626,537	649,262

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 125,000 shares authorized and 21,050 and 21,114 shares issued and outstanding as of March 31, 2026 and December 30, 2025, respectively	—	—
Capital surplus	73,326	75,020
Retained earnings	299,204	291,173
Total shareholders’ equity	372,530	366,193
Total liabilities and shareholders’ equity	$999,067	$1,015,455

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the Thirteen Weeks Ended
	March 31, 2026	April 1, 2025
Revenues	$358,118	$347,973
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	89,912	86,820
Labor and benefits	129,878	125,652
Occupancy and operating	81,166	79,911
General and administrative	21,966	21,752
Depreciation and amortization	22,812	18,277
Restaurant opening	15	438
Loss on disposal and impairment of assets, net	1,746	173
Total costs and expenses	347,495	333,023
Income from operations	10,623	14,950

Other income (expense):
Interest expense, net	(1,088)	(1,230)
Other expense, net	(446)	(61)
Total other expense	(1,534)	(1,291)
Income before income taxes	9,089	13,659

Income tax expense	55	167
Net income	$9,034	$13,492

Net income per share:
Basic	$0.43	$0.59
Diluted	$0.41	$0.58

Weighted average number of shares outstanding:
Basic	21,157	22,683
Diluted	21,892	23,284

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

	For the Thirteen Weeks Ended
	Common Stock		Capital	Retained
	Shares	Amount	Surplus	Earnings	Total
Balance, December 31, 2024	22,697	$—	$77,576	$292,441	$370,017
Exercise of stock options	23	1,076	(396)	—	680
Issuance of restricted stock units	120	4,510	(5,159)	—	(649)
Repurchase, retirement and reclassification of common stock	(404)	(5,586)	—	(8,513)	(14,099)
Stock-based compensation	—	—	2,040	—	2,040
Net income	—	—	—	13,492	13,492
Balance, April 1, 2025	22,436	$—	$74,061	$297,420	$371,481

Balance, December 30, 2025	21,114	$—	$75,020	$291,173	$366,193
Exercise of stock options	12	1,419	(993)	—	426
Issuance of restricted stock units	75	2,880	(3,353)	—	(473)
Repurchase, retirement and reclassification of common stock	(151)	(4,299)	—	(1,003)	(5,302)
Stock-based compensation	—	—	2,652	—	2,652
Net income	—	—	—	9,034	9,034
Balance, March 31, 2026	21,050	$—	$73,326	$299,204	$372,530

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Thirteen Weeks Ended
	March 31, 2026	April 1, 2025
Cash flows from operating activities:
Net income	$9,034	$13,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (1)	22,995	18,277
Non-cash lease expense	8,865	8,441
Amortization of financing costs	58	55
Deferred income taxes, net	(867)	(1,418)
Stock-based compensation expense	2,567	1,950
Loss on disposal and impairment of assets, net	1,746	173
Equity method investment	54	159
Changes in assets and liabilities:
Accounts and other receivables, net	4,817	4,082
Inventories, net	282	588
Prepaid expenses and other current assets	1,495	3,172
Other assets, net	(27)	273
Accounts payable	4,134	(30,891)
Accrued expenses	(1,086)	3,070
Operating lease obligations	(10,971)	(15,724)
Other liabilities	(113)	(1,078)
Net cash provided by operating activities	42,983	4,621

Cash flows from investing activities:
Purchases of property and equipment	(15,801)	(16,683)
Proceeds from disposal of assets	57	36
Net cash used in investing activities	(15,744)	(16,647)

Cash flows from financing activities:
Borrowings on credit facility	260,529	218,500
Payments on credit facility	(283,529)	(199,500)
Taxes paid on vested stock units under employee plans	(473)	(649)
Proceeds from exercise of stock options	426	680
Repurchase of common stock	(5,302)	(14,099)
Net cash (used in) provided by financing activities	(28,349)	4,932

Net decrease in cash and cash equivalents	(1,110)	(7,094)
Cash and cash equivalents, beginning of period	23,781	26,096
Cash and cash equivalents, end of period	$22,671	$19,002

See accompanying notes to unaudited consolidated financial statements.

(1)
The thirteen weeks ended March 31, 2026 includes $183,000 of depreciation expense related to brewery operations, which is recorded as Cost of sales on our Consolidated Statements of Income.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Thirteen Weeks Ended
	March 31, 2026	April 1, 2025
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$552	$1,248
Cash paid for interest, net of capitalized interest	$856	$914
Cash paid for operating lease obligations	$16,633	$16,209
Supplemental disclosure of non-cash investing and financing activities:
Operating lease assets obtained in exchange for operating lease obligations	$5,865	$2,694
Property and equipment acquired and included in accounts payable	$3,594	$4,855
Stock-based compensation capitalized	$85	$90

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates. Our operating results for the thirteen weeks ended March 31, 2026 may not be indicative of operating results for the entire year.

A description of our accounting policies and other financial information is included in our audited consolidated financial statements filed with the SEC on Form 10-K for the fiscal year ended December 30, 2025. The disclosures included in our accompanying interim consolidated financial statements and footnotes should be read in conjunction with our consolidated financial statements and notes thereto included in the Annual Report on Form 10-K and our other reports filed from time to time with the Securities and Exchange Commission.

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

The liability related to our gift card and loyalty program, included in “Accrued expenses” on our Consolidated Balance Sheets is as follows (in thousands):

	March 31, 2026	December 30, 2025
Gift card liability	$12,191	$16,060
Deferred loyalty revenue	$2,726	$3,023

Revenue recognized for the redemption of gift cards and loyalty rewards deferred at the beginning of each respective fiscal year is as follows (in thousands):

	For the Thirteen Weeks Ended
	March 31, 2026	April 1, 2025
Revenue recognized from gift card liability	$5,631	$5,770
Revenue recognized from guest loyalty program	$6,883	$5,746

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

Lease costs included in “Occupancy and operating” on the Consolidated Statements of Income consisted of the following (in thousands):

	For the Thirteen Weeks Ended
	March 31, 2026	April 1, 2025
Lease cost	$14,480	$14,676
Variable lease cost	970	942
Total lease costs	$15,450	$15,618

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

Our Credit Facility matures on May 30, 2030, and provides us with revolving loan commitments totaling $215 million, which may be increased up to $315 million, of which $50 million may be used for the issuance of letters of credit. Availability under the Credit Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. On March 31, 2026, there were borrowings of $62.0 million and letters of credit of $15.6 million outstanding, leaving $137.4 million available to borrow.

Borrowings under the Line of Credit bear interest at an annual rate equal to either (a) the Secured Overnight Financing Rate (“Term SOFR”), adjusted by 10 basis points regardless of the duration of the Term SOFR, plus a percentage not to exceed 2.00%, or (b) the Base Rate plus a percentage not to exceed 1.00%. As with swingline loans: (i) the percentage adjustment depends on the level of lease and debt obligations of the Company as compared to EBITDA and lease expenses; and (ii) there is a floor of 0.00% on Term SOFR plus the 10 basis point adjustment. The weighted average interest rate during the thirteen weeks ended March 31, 2026 and April 1, 2025 was approximately 5.0% and 6.0%, respectively.

The Credit Agreement contains certain representations and warranties, affirmative and negative covenants and events of default that are customary for credit arrangements of this type, including covenants which restrict or limit the Company’s ability to, among other things, create liens, borrow money (other than purchase money indebtedness and trade credit, lease obligations incurred in the ordinary course, and similar ordinary course liabilities), make dividends, and engage in mergers, consolidations, significant asset sales, stock repurchases and certain other transactions. On March 31, 2026, we were in compliance with these covenants.

Pursuant to the Credit Agreement, the Company will be required to pay certain customary fees and expenses associated with maintenance and use of the Line of Credit including letter of credit issuance fees and unused commitment fees. Interest expense and commitment fees under the Credit Facility were approximately $1.1 million and $1.2 million, for the thirteen weeks ended March 31, 2026 and April 1, 2025, respectively. We also capitalized approximately $0.1 million of interest expense related to new restaurant construction and remodels during each of the thirteen weeks ended March 31, 2026 and April 1, 2025.

Additionally, we capitalized approximately $0.8 million of fees related to the Fifth Amended and Restated Credit Agreement, which are being amortized over the remaining term of the Credit Facility. These fees are presented as an asset and recorded in “Other assets, net” on our Consolidated Balance Sheets. For each of the thirteen weeks ended March 31, 2026 and April 1, 2025, we amortized $0.1 million of these fees, which is included as a component of “Interest expense, net” on our Consolidated Statements of Income. At March 31, 2026 and April 1, 2025, unamortized fees were $1.0 million and $0.4 million, respectively.

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

The following table presents a reconciliation of basic and diluted net income per share, including the number of dilutive equity awards included in the dilutive net income per share computation (in thousands):

	For the Thirteen Weeks Ended
	March 31, 2026	April 1, 2025
Numerator:
Net income	$9,034	$13,492
Denominator:
Weighted-average shares outstanding – basic	21,157	22,683
Dilutive effect of equity awards	735	601
Weighted-average shares outstanding – diluted	21,892	23,284

Net income per share:
Basic	$0.43	$0.59
Diluted	$0.41	$0.58

For each of the thirteen weeks ended March 31, 2026 and April 1, 2025, there were approximately 0.4 million and 0.9 million, respectively, of common stock equivalents that have been excluded from the calculation of diluted net income per share because they are anti-dilutive.

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

The following table presents the stock-based compensation recognized within our consolidated financial statements (in thousands):

	For the Thirteen Weeks Ended
	March 31, 2026	April 1, 2025
Labor and benefits	$865	$400
General and administrative	1,702	1,550
Capitalized (1)	85	90
Total stock-based compensation	$2,652	$2,040

(1)
Capitalized stock-based compensation relates to our restaurant development personnel and is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The fair value of each stock option was estimated on the grant date using the Black‑Scholes option-pricing model with the assumptions below for the thirteen weeks ended April 1, 2025. There were no stock options granted during the thirteen weeks ended March 31, 2026; accordingly, no valuation assumptions were required.

	For the Thirteen Weeks Ended
	March 31, 2026	April 1, 2025
Volatility	n/a	67.9%
Risk-free interest rate	n/a	4.6%
Expected life (years)	n/a	5
Expected dividend yield	n/a	—%
Fair value of options granted	n/a	$20.62

Under the Plan and prior stock-based compensation plans, under which options are currently outstanding, the exercise price of a stock option is required to equal or exceed the fair value of our common stock at market close on the option grant date or the last trading day prior to the date of grant when grants take place on a day when the market is closed. The following table presents stock option activity:

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at December 30, 2025	717	$39.39	538	$40.64
Granted	—	—
Exercised	(12)	40.26
Forfeited	(20)	42.21
Outstanding at March 31, 2026	685	$39.33	556	$39.87

As of March 31, 2026, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $1.6 million, which is expected to be recognized over a weighted average remaining recognition period of 1.5 years.

Restricted Stock Units

Service-Based Restricted Stock Units

The following table presents service-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 30, 2025	705	$32.62
Granted	106	45.50
Released	(71)	34.25
Forfeited	(17)	34.64
Outstanding at March 31, 2026	723	$34.30

As of March 31, 2026, total unrecognized stock-based compensation expense related to non-vested service-based RSUs was approximately $12.3 million, which is weighted average remaining recognition period of 2.8 years.

Performance-Based Restricted Stock Units

The following table presents performance-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 30, 2025	118	$36.63
Granted	100	51.99
Released	(14)	31.34
Forfeited	(2)	40.61
Outstanding at March 31, 2026	202	$44.54

The fair value of performance-based RSUs, which include a market-based metric, was estimated on the grant date using the Monte Carlo simulation model with the following assumptions:

	For the Thirteen Weeks Ended
	March 31, 2026	April 1, 2025
Volatility	42.6%	47.1%
Risk-free interest rate	3.6%	4.3%
Expected life (years)	3	3
Expected dividend yield	—%	—%
Fair value of market-based awards granted	$51.99	$34.28

As of March 31, 2026, the total unrecognized stock-based compensation expense related to non-vested performance-based RSUs was approximately $5.4 million, which is expected to be recognized over a weighted average remaining recognition period of 2.4 years.

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

Our effective income tax rate for the thirteen weeks ended March 31, 2026 was an expense rate of 0.6% compared to 1.2% for the comparable thirteen weeks ended April 1, 2025. The effective tax rate expense for the thirteen weeks ended March 31, 2026 and April 1, 2025, respectively, was different from the statutory tax rate primarily as a result of significant Federal Insurance Contributions Act (“FICA”) tax tip credits.

As of March 31, 2026, we had unrecognized tax benefits of approximately $0.8 million, which, if reversed, would impact our effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is the following (in thousands):

	For the Thirteen Weeks Ended
	March 31, 2026	April 1, 2025
Beginning gross unrecognized tax benefits	$794	$874
Increases for tax positions taken in prior years	22	33
Ending gross unrecognized tax benefits	$816	$907

Our uncertain tax positions are related to tax years that remain subject to examination by tax agencies. As of March 31, 2026, the earliest tax year still subject to examination by the Internal Revenue Service is 2022. The earliest year still subject to examination by a significant state or local taxing authority is 2021.

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

9. SHAREHOLDERS’ EQUITY

Stock Repurchases

During the thirteen weeks ended March 31, 2026, we repurchased and retired approximately 0.2 million shares of our common stock at an average price of $35.01 per share for approximately $5.3 million, which is recorded as a reduction in common stock, with any excess charged to retained earnings. As of March 31, 2026, we had $87.9 million available under our authorized $675 million share repurchase program. Repurchases may be made at any time.

Cash Dividends

We currently do not pay any cash dividends. Any payment of quarterly cash dividends will be subject to our Board of Directors determining that the payment of dividends is in the best interest of the Company and its shareholders.

10. RELATED PARTY TRANSACTIONS

BJ's Act III, LLC

Pursuant to the terms of a Cooperation Agreement, dated December 30, 2024 and amended on November 14, 2025, with Act III Holdings, LLC (with its affiliates, “Act III”) (the “Act III Cooperation Agreement”), Act III is subject to customary standstill restrictions and will vote all shares of Common Stock beneficially owned by them in accordance with the Board’s recommendations (unless, with respect to proposals other than Board elections, ISS or Glass Lewis recommends a different vote). A more detailed description of the Act III Cooperation Agreement is contained in our Current Reports on Form 8-K filed with the SEC on January 2, 2025 and November 17, 2025.

11. SEGMENT INFORMATION

We currently operate in one operating segment: full-service company-owned restaurants and in one geographic area: the United States of America. We do not have intra-entity sales or transfers. Our revenues are comprised of food and beverage sales from our restaurants, including takeout, delivery and catering sales. Our Chief Operating Decision Maker (“CODM”) is our Chief Executive Officer and President, and he assesses performance and decides how to allocate resources based on income from operations, which is also reported on our Consolidated Statements of Income. Additionally, the measure of segment assets is reported on our Consolidated Balance Sheets as total assets. Our CODM uses net income to evaluate income generated from our segment assets and decides whether to reinvest profits into other parts of our business.

Reported segment revenue and expenses is presented below (in thousands):

	For the Thirteen Weeks Ended
	March 31, 2026	April 1, 2025
Revenues	$358,118	$347,973
Less:
Cost of sales	89,440	86,435
Labor and benefits	126,594	123,171
Occupancy and operating	84,922	82,777
Other segment items (1)	23,727	22,363
Depreciation and amortization	22,812	18,277
Income from operations	10,623	14,950

Reconciliation to net income:
Interest expense, net	(1,088)	(1,230)
Other expense, net	(446)	(61)
Income tax expense	(55)	(167)
Net income	$9,034	$13,492

(1) Other segment items consist of amounts related to general and administrative expenses, restaurant opening expenses, and loss on disposal of and impairment of assets, net.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

Certain information included in this Form 10-Q and other filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers may contain “forward-looking” statements about our current and expected performance trends, growth plans, business goals and other matters. Words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should,” and similar expressions are intended to identify “forward-looking” statements. These statements, and any other statements that are not historical facts, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time. The cautionary statements made in this Form 10-Q should be read as being applicable to all related “forward-looking” statements wherever they appear in this Form 10-Q. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2025, as updated in our Form 10-Q for the thirteen weeks ended March 31, 2026, and in other reports filed subsequently with the SEC.

GENERAL

BJ’s Restaurants is a leading full-service restaurant brand differentiated by a high-quality, varied menu with compelling value, a dining experience that offers our customers (referred to as “guests”) best-in-class service, hospitality and enjoyment, in a high-energy, welcoming and approachable atmosphere. BJ’s is a national restaurant chain that, as of May 5, 2026, owns and operates 219 restaurants located in 31 states.

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

All of our restaurants are Company-owned. In calculating comparable restaurant sales, we include restaurants open for at least 18 months as of the beginning of the period presented. Guest traffic for our restaurants is estimated based on the number of guest checks.

Cost of sales is comprised of food and beverage costs, including the cost to produce and distribute our proprietary craft beer, soda and ciders. The components of cost of sales are variable and typically fluctuate directly with sales volumes but also may be impacted by changes in commodity prices, a shift in sales mix to items with different cost structures, or changes in level of promotional activities.

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

RESULTS OF OPERATIONS

The following table provides, for the periods indicated, our unaudited Consolidated Statements of Income expressed as percentages of total revenues. The results of operations for the thirteen weeks ended March 31, 2026 and April 1, 2025, are not necessarily indicative of the results to be expected for the full fiscal year. Percentages below may not reconcile due to rounding.

	For the Thirteen Weeks Ended
	March 31, 2026	April 1, 2025
Revenues	100.0%	100.0%
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	25.1	25.0
Labor and benefits	36.3	36.1
Occupancy and operating	22.7	23.0
General and administrative	6.1	6.3
Depreciation and amortization	6.4	5.3
Restaurant opening	-	0.1
Loss on disposal and impairment of assets, net	0.5	-
Total costs and expenses	97.0	95.7
Income from operations	3.0	4.3

Other income (expense):
Interest expense, net	(0.3)	(0.4)
Other expense, net	(0.1)	-
Total other expense	(0.4)	(0.4)
Income before income taxes	2.5	3.9

Income tax expense	-	-
Net income	2.5%	3.9%

Thirteen Weeks Ended March 31, 2026 Compared to Thirteen Weeks Ended April 1, 2025

Revenues. Total revenues increased by $10.1 million, or 2.9%, to $358.1 million during the thirteen weeks ended March 31, 2026, from $348.0 million during the comparable thirteen-week period of 2025. The change in revenues primarily consisted of an increase of 2.4%, or $8.1 million, related to sales from restaurants in our comparable restaurant sales base, and $1.7 million related to sales from new restaurants. The increase in comparable restaurant sales was due to an increase in guest traffic of approximately 2.2%, coupled with an increase in average check of approximately 0.2%, resulting from changes in mix and menu price increases.

Cost of Sales. Cost of sales increased by $3.1 million, or 3.6%, to $89.9 million during the thirteen weeks ended March 31, 2026, from $86.8 million during the comparable thirteen-week period of 2025. This increase was primarily due to higher guest traffic counts and higher commodity costs. As a percentage of revenues, cost of sales increased to 25.1% for the current thirteen-week period from 25.0% for the prior year comparable period. This increase was primarily due to higher commodity costs partially offset by menu price increases and the effectiveness of improved operations and our cost savings initiatives.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $4.2 million, or 3.4%, to $129.9 million during the thirteen weeks ended March 31, 2026, from $125.7 million during the comparable thirteen-week period of 2025. This increase was primarily due to $2.7 million related to hourly labor, $0.8 million in taxes and benefits, and $0.5 million related to higher workers’ compensation costs. Included in labor and benefits for the thirteen weeks ended March 31, 2026 and April 1, 2025, was approximately $0.9 million and $0.4 million, or 0.2% and 0.1% of revenues, respectively, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members. As a percentage of revenues, labor and benefit costs increased to 36.3% for the current thirteen-week period from 36.1% for the prior year comparable period. This increase was primarily due to higher stock-based compensation expense and workers’ compensation costs.

Occupancy and Operating. Occupancy and operating expenses increased by $1.3 million, or 1.6%, to $81.2 million during the thirteen weeks ended March 31, 2026, from $79.9 million during the comparable thirteen-week period of 2025. This was primarily due to increases of $0.8 million in supplies, $0.6 million in utilities, $0.5 million in credit card processing fees, $0.1 million in repairs and maintenance, and $0.1 million in rent and related, offset by lower marketing-related expenses of $1.2 million. As a percentage of revenues, occupancy and operating expenses decreased to 22.7% for the current thirteen-week period from 23.0% for the prior year comparable period. This decrease was primarily due to reduced marketing spend during the thirteen weeks ended March 31, 2026.

General and Administrative. General and administrative expenses increased by $0.2 million, or 1.0%, to $22.0 million during the thirteen weeks ended March 31, 2026, from $21.8 million during the comparable thirteen-week period of 2025. This was primarily due to increases of $0.7 million related to less internal costs capitalized with fewer new restaurant openings, $0.2 million related to higher stock-based compensation, and $0.2 million in corporate expenses, offset by decreases of $0.4 million related to our deferred compensation liability, $0.2 million in recruiting costs and $0.3 million in external services. Included in general and administrative costs for the thirteen weeks ended March 31, 2026 and April 1, 2025, was approximately $1.7 million and $1.5 million, or 0.5% and 0.4% of revenues, respectively, of stock-based compensation expense. As a percentage of revenues, general and administrative expenses decreased to 6.1% for the current thirteen-week period from 6.3% for the prior year comparable period. This decrease was primarily due to our ability to leverage our fixed costs over a higher revenue base.

Depreciation and Amortization. Depreciation and amortization increased by $4.5 million, or 24.8%, to $22.8 million during the thirteen weeks ended March 31, 2026, compared to $18.3 million during the comparable thirteen-week period of 2025. The increase included a $2.7 million catch-up adjustment to depreciation expense. As a percentage of revenues, depreciation and amortization increased to 6.4% for the current thirteen-week period from 5.3% for the prior year comparable period.

Restaurant Opening. Restaurant opening expenses decreased by $0.4 million during the thirteen weeks ended March 31, 2026, compared to $0.4 million during the comparable thirteen-week period of 2025. This decrease was primarily due to the timing of openings.

Loss on Disposal and Impairment of Assets, Net. Loss on disposal and impairment of assets, net, was $1.7 million during the thirteen weeks ended March 31, 2026, compared to $0.2 million during the comparable thirteen-week period of 2025. For the thirteen weeks ended March 31, 2026 and April 1, 2025, these costs primarily related to disposals of assets in conjunction with initiatives to keep our restaurants up to date.

Interest Expense, Net. Interest expense, net, was $1.1 million during the thirteen weeks ended March 31, 2026, compared to $1.2 million during the comparable thirteen-week period of 2025. This decrease was primarily due to a lower outstanding debt balance.

Other Expense, Net. Other expense, net, was $0.4 million during the thirteen weeks ended March 31, 2026, compared to $0.1 million during the comparable thirteen-week period of 2025. This change is primarily due to decreases in the cash surrender value of certain life insurance policies.

Income Tax (Benefit) Expense. Our effective income tax rate for the thirteen weeks ended March 31, 2026, was an expense of 0.6% compared to 1.2% for the comparable thirteen-week period of 2025. The effective tax rate expense for the thirteen weeks ended March 31, 2026 and April 1, 2025, was different than the statutory rate primarily due to FICA tax tip credits.

LIQUIDITY AND MATERIAL CASH REQUIREMENTS

The following table provides, for the periods indicated, a summary of our key liquidity measurements (dollars in thousands):

	March 31, 2026	December 30, 2025
Cash and cash equivalents	$22,671	$23,781
Net working capital	$(133,088)	$(112,850)
Current ratio	0.3:1.0	0.4:1.0

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

Similar to many restaurant chains, we typically utilize operating lease arrangements (principally ground leases) for our restaurant locations. We believe our operating lease arrangements provide appropriate leverage for our capital structure in a financially efficient manner. However, we are not limited to the use of lease arrangements as our only method of opening new restaurants and from time to time have purchased the underlying land for new restaurants. We typically lease our restaurant locations for periods of 10 to 20 years under operating lease arrangements. Our rent structures vary from lease to lease but generally provide for the payment of both minimum and contingent (percentage) rent based on sales, as well as other expenses related to the leases (for example, our pro-rata share of common area maintenance, property tax and insurance expenses). Many of our lease arrangements include the opportunity to secure tenant improvement allowances to partially offset the cost of developing and opening the related restaurants. Generally, landlords recover the cost of such allowances from increased minimum rents. There can be no assurance that such allowances will be available to us on each project. From time to time, we may also decide to purchase the underlying land for a new restaurant if that is the only way to secure a highly desirable site. Currently, we own the underlying land for our Texas brewpub locations. We also own parcels of land adjacent to two of our restaurants. It is not our current strategy to own a large number of land parcels that underlie our restaurants. Therefore, in many cases we have subsequently entered into sale-leaseback arrangements for land parcels that we previously purchased. We disburse cash for certain site-related work, buildings, leasehold improvements, furnishings, fixtures and equipment to build our leased and owned premises. We own substantially all of the equipment, furniture and trade fixtures in our restaurants and currently plan to do so in the future.

CASH FLOWS

The following tables set forth, for the periods indicated, our cash flows from operating, investing, and financing activities (in thousands):

	For the Thirteen Weeks Ended
	March 31, 2026	April 1, 2025
Net cash provided by operating activities	$42,983	$4,621
Net cash used in investing activities	(15,744)	(16,647)
Net cash (used in) provided by financing activities	(28,349)	4,932
Net decrease in cash and cash equivalents	$(1,110)	$(7,094)

Operating Cash Flows

Net cash provided by operating activities was $43.0 million during the thirteen weeks ended March 31, 2026, representing a $38.4 million increase from the $4.6 million provided during the thirteen weeks ended April 1, 2025. The increase over prior year is primarily due to the timing of accounts payable payments. During the thirteen weeks ended April 1, 2025, and in preparation for our new Enterprise Resource Planning (“ERP”) system, we prepaid invoices and reduced our accounts payable balance, which decreased our operating cash flow for the period.

Investing Cash Flows

Net cash used in investing activities was $15.8 million during the thirteen weeks ended March 31, 2026, representing a $0.9 million decrease from the $16.6 million used during the thirteen weeks ended April 1, 2025. The decrease over prior year is primarily due to the timing of capital expenditures related to restaurant remodel activity.

The following table provides, for the periods indicated, the components of capital expenditures (in thousands):

	For the Thirteen Weeks Ended
	March 31, 2026	April 1, 2025
New restaurants	$1,019	$4,021
Restaurant maintenance and remodels, and key productivity initiatives	14,300	12,425
Restaurant and corporate systems	482	237
Total capital expenditures	$15,801	$16,683

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

Financing Cash Flows

Net cash used in financing activities was $28.3 million during the thirteen weeks ended March 31, 2026, representing a $33.3 million increase from the $4.9 million provided by in financing activities during the thirteen weeks ended April 1, 2025. The increase in cash used is primarily due to higher repayments of borrowings, offset by lower share repurchases.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of March 31, 2026, we are not involved in any off-balance sheet arrangements.

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

A summary of our other critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 30, 2025. During the thirteen weeks ended March 31, 2026, there were no significant changes in our critical accounting policies.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains “forward-looking” statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

Interest Rate Risk

We have a $215 million Credit Facility, of which $62.0 million is outstanding as of March 31, 2026, and carries interest at a floating rate. We utilize the Credit Facility principally for letters of credit that are required to support our self-insurance programs, to fund a portion of our announced share repurchase program, and for working capital and construction requirements, as needed. We are exposed to interest rate risk through fluctuations in interest rates on our obligations under the Credit Facility. Based on our current outstanding balance, a hypothetical 1% change in the interest rates under our Credit Facility would have an approximate $0.5 million annual impact on our net income.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has not been any significant change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 5. OTHER INFORMATION

None.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See Note 8 of Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this report for a summary of legal proceedings.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 30, 2025.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of March 31, 2026, we have cumulatively repurchased shares valued at approximately $587.1 million in accordance with our approved share repurchase plan since its inception in 2014. During the thirteen weeks ended March 31, 2026, we repurchased and retired approximately 0.2 million shares of our common stock at an average price of $35.01 per share for approximately $5.3 million, which is recorded as a reduction in common stock, with any excess charged to retained earnings. At March 31, 2026, we have $87.9 million available under our authorized $675 million share repurchase program. Repurchases may be made at any time.

The following table sets forth information with respect to the repurchase of common shares during the thirteen weeks ended March 31, 2026:

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
12/31/25 - 01/27/26	—	$—	—	$—	$93,156,007
01/28/26 - 02/24/26	—	$—	—	$—	$93,156,007
02/25/26 - 03/31/26	151,446	$35.01	5,302,290	$—	$87,853,717
Total	151,446		5,302,290
(1)
Period information is presented in accordance with our fiscal months during fiscal 2026.

Item 6. EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K for fiscal 2017.

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 of the Form 8-K filed on August 14, 2020.

3.3	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.3 of the Annual Report on Form 10-K for fiscal 2004.

3.4	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.4 of the Annual Report on Form 10-K for fiscal 2010.

4.1

Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form SB‑2A filed with the Securities and Exchange Commission on August 22, 1996 (File No. 3335182‑LA).

10.1

Fifth Amended and Restated Credit Agreement dated May 30, 2025, by and among the Company and Bank of America, N.A. JPMorgan Chase Bank, N.A. and the other lenders identified therein, incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 5, 2025.

10.2	Employment Agreement dated April 15, 2025, between the Company and Jennifer A. Jaffe.

10.3	Employment Agreement dated October 30, 2025, between the Company and J. Todd Wilson, incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 10, 2026.

10.4	Employment Agreement, dated April 7, 2026, between the Company and Ashley A. Van, incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 5, 2025.
31	Section 302 Certification of Chief Executive Officer and Principal Financial Officer.

32	Section 906 Certification of Chief Executive Officer and Principal Financial Officer.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.
(Registrant)

May 5, 2026	By:	/s/ LYLE D. TICK
Lyle D. Tick
Chief Executive Officer, President and Director
(Principal Executive Officer)

By:	/s/ J. TODD WILSON
J. Todd Wilson
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)