Form 10-Q
period 2026-06-30
BJs RESTAURANTS INC
filed 2026-07-31
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

As of July 28, 2026, there were 21,273,765 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2026	December 30, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,427	$23,781
Accounts and other receivables, net	16,694	18,391
Inventories, net	13,163	13,106
Prepaid expenses and other current assets	9,573	19,647
Total current assets	53,857	74,925

Property and equipment, net	508,626	502,108
Operating lease assets	303,039	314,178
Goodwill	4,673	4,673
Intangible assets, net	1,557	129
Equity method investment	3,968	4,083
Deferred income taxes, net	69,582	67,300
Other assets, net	46,486	48,059
Total assets	$991,788	$1,015,455

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$44,826	$38,353
Accrued expenses	98,573	105,336
Current operating lease obligations	42,884	44,086
Total current liabilities	186,283	187,775

Long-term operating lease obligations	347,780	361,672
Long-term debt	44,000	85,000
Other liabilities	16,327	14,815
Total liabilities	594,390	649,262

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 125,000 shares authorized and 21,179 and 21,114 shares issued and outstanding as of June 30, 2026 and December 30, 2025, respectively	—	—
Capital surplus	72,265	75,020
Retained earnings	325,133	291,173
Total shareholders’ equity	397,398	366,193
Total liabilities and shareholders’ equity	$991,788	$1,015,455

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	June 30, 2026	July 1, 2025	June 30, 2026	July 1, 2025
Revenues	$388,888	$365,597	$747,006	$713,570
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	99,102	90,803	189,014	177,623
Labor and benefits	134,333	129,374	264,211	255,026
Occupancy and operating	88,607	83,300	169,773	163,211
General and administrative	26,337	21,750	48,303	43,502
Depreciation and amortization	20,956	18,736	43,768	37,013
Restaurant opening	87	225	102	663
Loss on disposal and impairment of assets, net	1,023	195	2,769	368
Total costs and expenses	370,445	344,383	717,940	677,406
Income from operations	18,443	21,214	29,066	36,164

Other income (expense):
Interest expense, net	(810)	(1,272)	(1,898)	(2,502)
Other income, net	1,388	3,761	942	3,700
Total other income (expense)	578	2,489	(956)	1,198
Income before income taxes	19,021	23,703	28,110	37,362

Income tax expense	239	1,495	294	1,662
Net income	$18,782	$22,208	$27,816	$35,700

Net income per share:
Basic	$0.89	$1.00	$1.32	$1.59
Diluted	$0.86	$0.97	$1.27	$1.54

Weighted average number of shares outstanding:
Basic	21,042	22,220	21,100	22,452
Diluted	21,889	22,962	21,904	23,130

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

	For the Thirteen Weeks Ended
	Common Stock		Capital	Retained
	Shares	Amount	Surplus	Earnings	Total
Balance, April 1, 2025	22,436	$—	$74,061	$297,420	$371,481
Exercise of stock options	162	8,410	(2,390)	—	6,020
Issuance of restricted stock units	21	464	(464)	—	—
Repurchase, retirement and reclassification of common stock	(438)	(8,874)	—	(6,257)	(15,131)
Stock-based compensation	—	—	1,986	—	1,986
Net income	—	—	—	22,208	22,208
Balance, July 1, 2025	22,181	$—	$73,193	$313,371	$386,564

Balance, March 31, 2026	21,050	$—	$73,326	$299,204	$372,530
Exercise of stock options	157	7,943	(2,179)	—	5,764
Issuance of restricted stock units	36	1,578	(1,578)	—	—
Repurchase, retirement and reclassification of common stock	(64)	(9,521)	—	7,147	(2,374)
Stock-based compensation	—	—	2,696	—	2,696
Net income	—	—	—	18,782	18,782
Balance, June 30, 2026	21,179	$—	$72,265	$325,133	$397,398

	For the Twenty-Six Weeks Ended
	Common Stock		Capital	Retained
	Shares	Amount	Surplus	Earnings	Total
Balance, December 31, 2024	22,697	$—	$77,576	$292,441	$370,017
Exercise of stock options	185	9,486	(2,786)	—	6,700
Issuance of restricted stock units	141	4,974	(5,623)	—	(649)
Repurchase, retirement and reclassification of common stock	(842)	(14,460)	—	(14,770)	(29,230)
Stock-based compensation	—	—	4,026	—	4,026
Net income	—	—	—	35,700	35,700
Balance, July 1, 2025	22,181	$—	$73,193	$313,371	$386,564

Balance, December 30, 2025	21,114	$—	$75,020	$291,173	$366,193
Exercise of stock options	169	9,362	(3,172)	—	6,190
Issuance of restricted stock units	111	4,458	(4,931)	—	(473)
Repurchase, retirement and reclassification of common stock	(215)	(13,820)	—	6,144	(7,676)
Stock-based compensation	—	—	5,348	—	5,348
Net income	—	—	—	27,816	27,816
Balance, June 30, 2026	21,179	$—	$72,265	$325,133	$397,398

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Twenty-Six Weeks Ended
	June 30, 2026	July 1, 2025
Cash flows from operating activities:
Net income	$27,816	$35,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (1)	44,144	37,013
Non-cash lease expense	17,846	17,042
Amortization of financing costs	116	108
Deferred income taxes, net	(2,282)	(2,107)
Stock-based compensation expense	5,074	3,857
Loss on disposal and impairment of assets, net	2,769	368
Equity method investment	115	225
Changes in assets and liabilities:
Accounts and other receivables, net	1,697	2,480
Inventories, net	(57)	634
Prepaid expenses and other current assets	2,190	2,976
Other assets, net	(1,985)	(1,177)
Accounts payable	3,798	(2,088)
Accrued expenses	(6,915)	(7,939)
Operating lease assets and liabilities	(21,801)	(19,750)
Other liabilities	1,512	(442)
Net cash provided by operating activities	74,037	66,900

Cash flows from investing activities:
Purchases of property and equipment	(39,108)	(37,056)
Proceeds from disposal of assets	59	37
Internally developed software	(1,383)	—
Net cash used in investing activities	(40,432)	(37,019)

Cash flows from financing activities:
Borrowings on credit facility	495,000	418,000
Payments on credit facility	(536,000)	(424,000)
Payments of debt issuance costs	—	(834)
Taxes paid on vested stock units under employee plans	(473)	(649)
Proceeds from exercise of stock options	6,190	6,700
Repurchase of common stock	(7,676)	(29,230)
Net cash used in financing activities	(42,959)	(30,013)

Net decrease in cash and cash equivalents	(9,354)	(132)
Cash and cash equivalents, beginning of period	23,781	26,096
Cash and cash equivalents, end of period	$14,427	$25,964

See accompanying notes to unaudited consolidated financial statements.

(1)
The twenty-six weeks ended June 30, 2026 includes $0.3 million of depreciation expense related to brewery operations, which is recorded as Cost of sales on our Consolidated Statements of Income.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Twenty-Six Weeks Ended
	June 30, 2026	July 1, 2025
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,091	$1,248
Cash paid for interest, net of capitalized interest	$1,440	$2,018
Cash paid for operating lease obligations	$32,956	$32,443
Supplemental disclosure of non-cash investing and financing activities:
Operating lease assets obtained in exchange for operating lease obligations	$8,722	$2,798
Property and equipment acquired and included in accounts payable	$3,823	$5,654
Stock-based compensation capitalized	$274	$169

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates. Our operating results for the twenty-six weeks ended June 30, 2026 may not be indicative of operating results for the entire year.

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

Intangible Assets

We capitalize qualifying costs incurred in the development of software for internal use. Costs incurred during the preliminary project stage are expensed as incurred, while qualifying costs incurred during the application development stage are capitalized. Capitalized costs are included in intangible assets, net and amortized on a straight-line basis over the estimated useful life of the software once the software is placed into service. During the twenty-six weeks ended June 30, 2026 and July 1, 2025, we amortized $0.1 million and less than $0.1 million, respectively, related to these costs. Training, maintenance, and other post-implementation costs are expensed as incurred.

Recently Issued Accounting Standards

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires public entities to disaggregate, in a tabular presentation, certain income statement expenses into different categories, such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The guidance is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted, and may be applied retrospectively. We are currently evaluating the impact of adopting the new ASU on our consolidated financial statements and related disclosures.

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

The liability related to our gift card and loyalty program, included in “Accrued expenses” on our Consolidated Balance Sheets is as follows (in thousands):

	June 30, 2026	December 30, 2025
Gift card liability	$11,619	$16,060
Deferred loyalty revenue	$2,478	$3,023

Revenue recognized for the redemption of gift cards and loyalty rewards deferred at the beginning of each respective fiscal year is as follows (in thousands):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	June 30, 2026	July 1, 2025	June 30, 2026	July 1, 2025
Revenue recognized from gift card liability	$2,112	$2,142	$7,743	$7,911
Revenue recognized from guest loyalty program	$2,322	$1,319	$9,201	$7,065

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

Lease costs included in “Occupancy and operating” on the Consolidated Statements of Income consisted of the following (in thousands):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	June 30, 2026	July 1, 2025	June 30, 2026	July 1, 2025
Operating	$14,870	$14,821	$29,350	$29,497
Variable	1,380	1,098	2,350	2,040
Short-term	358	214	624	688
Total lease costs	$16,608	$16,133	$32,324	$32,225

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

Our Credit Facility matures on May 30, 2030, and provides us with revolving loan commitments totaling $215 million, which may be increased up to $315 million, of which $50 million may be used for the issuance of letters of credit. Availability under the Credit Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. On June 30, 2026, there were borrowings of $44.0 million and letters of credit of $15.6 million outstanding, leaving $155.4 million available to borrow.

Borrowings under the Line of Credit bear interest at an annual rate equal to either (a) the Secured Overnight Financing Rate (“Term SOFR”), adjusted by 10 basis points regardless of the duration of the Term SOFR, plus a percentage not to exceed 2.00%, or (b) the Base Rate plus a percentage not to exceed 1.00%. As with swingline loans: (i) the percentage adjustment depends on the level of lease and debt obligations of the Company as compared to EBITDA and lease expenses; and (ii) there is a floor of 0.00% on Term SOFR plus the 10 basis point adjustment. The weighted average interest rate during the twenty-six weeks ended June 30, 2026 and July 1, 2025 was approximately 5.0% and 6.0%, respectively.

The Credit Agreement contains certain representations and warranties, affirmative and negative covenants and events of default that are customary for credit arrangements of this type, including covenants which restrict or limit the Company’s ability to, among other things, create liens, borrow money (other than purchase money indebtedness and trade credit, lease obligations incurred in the ordinary course, and similar ordinary course liabilities), make dividends, and engage in mergers, consolidations, significant asset sales, stock repurchases and certain other transactions. On June 30, 2026, we were in compliance with these covenants.

Pursuant to the Credit Agreement, the Company will be required to pay certain customary fees and expenses associated with maintenance and use of the Line of Credit including letter of credit issuance fees and unused commitment fees. Interest expense and commitment fees under the Credit Facility were approximately $1.9 million and $2.5 million, for the twenty-six weeks ended June 30, 2026 and July 1, 2025, respectively. We also capitalized approximately $0.2 million and $0.1 million of interest expense related to new restaurant construction and remodels during the twenty-six weeks ended June 30, 2026 and July 1, 2025, respectively.

Additionally, during the twenty-six weeks ended July 1, 2025, we capitalized approximately $0.8 million of fees related to the Fifth Amended and Restated Credit Agreement, which are being amortized over the remaining term of the Credit Facility. These fees are presented as an asset and recorded in “Other assets, net” on our Consolidated Balance Sheets. For each of the twenty-six weeks ended June 30, 2026 and July 1, 2025, we amortized $0.1 million of these fees, which is included as a component of “Interest expense, net” on our Consolidated Statements of Income. At June 30, 2026 and July 1, 2025, unamortized fees were $0.9 million and $1.1 million, respectively.

5. FAIR VALUE MEASUREMENTS

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

There were no transfers among levels within the fair value hierarchy during the twenty-six weeks ended June 30, 2026. The following table presents the fair values for our financial assets and liabilities measured on a recurring basis (in thousands):

	Level	June 30, 2026	December 30, 2025
Deferred compensation plan - liabilities	1	$15,555	$14,042

The Company’s financial statements include cash and cash equivalents, accounts and other receivables, accounts payable, and accrued expenses for which the carrying amounts approximate fair value due to their short-term maturity. At June 30, 2026 and December 30, 2025, the fair value of our Credit Facility approximated its carrying value since it is a variable rate credit facility (Level 2).

6. NET INCOME PER SHARE

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

The following table presents a reconciliation of basic and diluted net income per share, including the number of dilutive equity awards included in the dilutive net income per share computation (in thousands):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	June 30, 2026	July 1, 2025	June 30, 2026	July 1, 2025
Numerator:
Net income	$18,782	$22,208	$27,816	$35,700
Denominator:
Weighted-average shares outstanding – basic	21,042	22,220	21,100	22,452
Dilutive effect of equity awards	847	742	804	678
Weighted-average shares outstanding – diluted	21,889	22,962	21,904	23,130

Net income per share:
Basic	$0.89	$1.00	$1.32	$1.59
Diluted	$0.86	$0.97	$1.27	$1.54

For each of the thirteen weeks ended June 30, 2026 and July 1, 2025, there was approximately 0.4 million, of common stock equivalents excluded from the calculation of diluted net income per share because they were anti-dilutive. For each of the twenty-six weeks ended June 30, 2026 and July 1, 2025, there were approximately 0.5 million and 0.6 million, respectively, of common stock equivalents excluded from the calculation of diluted net income per share because they were anti-dilutive.

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

The following table presents the stock-based compensation recognized within our consolidated financial statements (in thousands):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	June 30, 2026	July 1, 2025	June 30, 2026	July 1, 2025
Labor and benefits	$312	$865	$1,177	$1,265
General and administrative	2,195	1,042	3,897	2,592
Capitalized (1)	189	79	274	169
Total stock-based compensation	$2,696	$1,986	$5,348	$4,026

(1)
Capitalized stock-based compensation relates to our restaurant development personnel and is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The fair value of each stock option was estimated on the grant date using the Black‑Scholes option-pricing model with the following assumptions:

	For the Twenty-Six Weeks Ended
	June 30, 2026	July 1, 2025
Volatility	46.6%	64.1%
Risk-free interest rate	3.9%	4.5%
Expected life (years)	5	5
Expected dividend yield	—%	—%
Fair value of options granted	$17.35	$20.69

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

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at December 30, 2025	717	$39.39	538	$40.64
Granted	1	38.07
Exercised	(169)	37.28
Forfeited	(21)	40.74
Outstanding at June 30, 2026	528	$40.10	402	$41.12

As of June 30, 2026, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $1.3 million, which is expected to be recognized over a weighted average remaining recognition period of 1.7 years.

Restricted Stock Units

Service-Based Restricted Stock Units

The following table presents service-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 30, 2025	705	$32.62
Granted	156	45.46
Released	(102)	37.21
Forfeited	(40)	34.33
Outstanding at June 30, 2026	719	$34.64

As of June 30, 2026, total unrecognized stock-based compensation expense related to non-vested service-based RSUs was approximately $12.4 million, which is weighted average remaining recognition period of 2.7 years.

Performance-Based Restricted Stock Units

The following table presents performance-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 30, 2025	118	$36.63
Granted	100	51.99
Released	(9)	31.34
Forfeited	(9)	42.30
Outstanding at June 30, 2026	200	$44.54

The fair value of performance-based RSUs, which include a market-based metric, was estimated on the grant date using the Monte Carlo simulation model with the following assumptions:

	For the Twenty-Six Weeks Ended
	June 30, 2026	July 1, 2025
Volatility	42.6%	48.0%
Risk-free interest rate	3.6%	4.2%
Expected life (years)	3	3
Expected dividend yield	—%	—%
Fair value of market-based awards granted	$51.99	$37.98

As of June 30, 2026, the total unrecognized stock-based compensation expense related to non-vested performance-based RSUs was approximately $4.8 million, which is expected to be recognized over a weighted average remaining recognition period of 2.2 years.

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

Our effective income tax rate for the twenty-six weeks ended June 30, 2026 was an expense rate of 1.0% compared to 4.4% for the comparable twenty-six weeks ended July 1, 2025. The effective tax rate expense for the twenty-six weeks ended June 30, 2026 and July 1, 2025, respectively, was different from the statutory tax rate primarily as a result of significant Federal Insurance Contributions Act (“FICA”) tax tip credits.

As of June 30, 2026, we had unrecognized tax benefits of approximately $0.8 million, which, if reversed, would impact our effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is the following (in thousands):

	For the Twenty-Six Weeks Ended
	June 30, 2026	July 1, 2025
Beginning gross unrecognized tax benefits	$794	$874
Increases for tax positions taken in prior years	44	67
Ending gross unrecognized tax benefits	$838	$941

Our uncertain tax positions are related to tax years that remain subject to examination by tax agencies. As of June 30, 2026, the earliest tax year still subject to examination by the Internal Revenue Service is 2022. The earliest year still subject to examination by a significant state or local taxing authority is 2021.

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

10. SHAREHOLDERS’ EQUITY

Stock Repurchases

During the twenty-six weeks ended June 30, 2026, we repurchased and retired approximately 0.2 million shares of our common stock at an average price of $35.62 per share for approximately $7.7 million, which is recorded as a reduction in common stock, with any excess charged to retained earnings. As of June 30, 2026, we had $85.5 million available under our authorized $675 million share repurchase program. Repurchases may be made at any time.

Cash Dividends

We currently do not pay any cash dividends. Any payment of quarterly cash dividends will be subject to our Board of Directors determining that the payment of dividends is in the best interest of the Company and its shareholders.

11. RELATED PARTY TRANSACTIONS

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

12. SEGMENT INFORMATION

We currently operate in one operating segment: full-service company-owned restaurants and in one geographic area: the United States of America. We do not have intra-entity sales or transfers. Our revenues are comprised of food and beverage sales from our restaurants, including takeout, delivery and catering sales. Our Chief Operating Decision Maker (“CODM”) is our Chief Executive Officer and President, and he assesses performance and decides how to allocate resources based on income from operations, which is also reported on our Consolidated Statements of Income. Additionally, the measure of segment assets is reported on our Consolidated Balance Sheets as total assets. Our CODM does not review segment assets and expenses at a level different than what is reported on our consolidated financial statements.

Reported segment revenue and expenses is presented below (in thousands):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	June 30, 2026	July 1, 2025	June 30, 2026	July 1, 2025
Revenues	$388,888	$365,597	$747,006	$713,570
Less:
Cost of sales	99,102	90,803	189,014	177,623
Labor and benefits	134,333	129,374	264,211	255,026
Occupancy and operating	88,607	83,300	169,773	163,211
Other segment items (1)	27,447	22,170	51,174	44,533
Depreciation and amortization	20,956	18,736	43,768	37,013
Income from operations	18,443	21,214	29,066	36,164

Reconciliation to net income:
Interest expense, net	(810)	(1,272)	(1,898)	(2,502)
Other income, net	1,388	3,761	942	3,700
Income tax expense	(239)	(1,495)	(294)	(1,662)
Net income	$18,782	$22,208	$27,816	$35,700

(1) Other segment items consist of amounts related to general and administrative expenses, restaurant opening expenses, and loss on disposal of and impairment of assets, net.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

Certain information included in this Form 10-Q and other filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers may contain “forward-looking” statements about our current and expected performance trends, growth plans, business goals and other matters. Words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should,” and similar expressions are intended to identify “forward-looking” statements. These statements, and any other statements that are not historical facts, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time. The cautionary statements made in this Form 10-Q should be read as being applicable to all related “forward-looking” statements wherever they appear in this Form 10-Q. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2025, as updated in our Form 10-Q for the twenty-six weeks ended June 30, 2026, and in other reports filed subsequently with the SEC.

GENERAL

BJ’s Restaurants is a leading full-service restaurant brand differentiated by a high-quality, varied menu with compelling value, a dining experience that offers our customers (referred to as “guests”) best-in-class service, hospitality and enjoyment, in a high-energy, welcoming and approachable atmosphere. BJ’s is a national restaurant chain that, as of July 30, 2026, owns and operates 219 restaurants located in 31 states.

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

RESULTS OF OPERATIONS

The following table provides, for the periods indicated, our unaudited Consolidated Statements of Income expressed as percentages of total revenues. The results of operations for the thirteen and twenty-six weeks ended June 30, 2026 and July 1, 2025, are not necessarily indicative of the results to be expected for the full fiscal year. Percentages below may not reconcile due to rounding.

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	June 30, 2026	July 1, 2025	June 30, 2026	July 1, 2025
Revenues	100.0%	100.0%	100.0%	100.0%
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	25.5	24.8	25.3	24.9
Labor and benefits	34.5	35.4	35.4	35.7
Occupancy and operating	22.8	22.8	22.7	22.9
General and administrative	6.8	5.9	6.5	6.1
Depreciation and amortization	5.4	5.1	5.9	5.2
Restaurant opening	-	0.1	-	0.1
Loss on disposal and impairment of assets, net	0.3	0.1	0.4	0.1
Total costs and expenses	95.3	94.2	96.1	94.9
Income from operations	4.7	5.8	3.9	5.1

Other income (expense):
Interest expense, net	(0.2)	(0.3)	(0.3)	(0.4)
Other income, net	0.4	1.0	0.1	0.5
Total other income (expense)	0.1	0.7	(0.1)	0.2
Income before income taxes	4.9	6.5	3.8	5.2

Income tax expense	0.1	0.4	-	0.2
Net income	4.8%	6.1%	3.7%	5.0%

Thirteen and Twenty-Six Weeks Ended June 30, 2026 Compared to Thirteen and Twenty-Six Weeks Ended July 1, 2025

Revenues. Total revenues increased by $23.3 million, or 6.4%, to $388.9 million during the thirteen weeks ended June 30, 2026, from $365.6 million during the comparable thirteen-week period of 2025. The change in revenues primarily consisted of an increase of 6.5%, or $23.5 million, related to sales from restaurants in our comparable restaurant sales base, offset by decreases in non-comparable restaurant sales. The increase in comparable restaurant sales was due to an increase in guest traffic of approximately 8.3%, offset by a decrease in average check of approximately 1.8%, resulting from changes in product mix, partially offset by menu price increases.

Total revenues increased by $33.4 million, or 4.7%, to $747.0 million during the twenty-six weeks ended June 30, 2026, from $713.6 million during the comparable twenty-six-week period of 2025. The change in revenues primarily consisted of an increase of 4.5%, or $31.5 million, related to sales from restaurants in our comparable restaurant sales base, and $1.3 million related to sales from new restaurants. The increase in comparable restaurant sales was due to an increase in guest traffic of approximately 5.3%, offset by a decrease in average check of approximately 0.8%, resulting from changes in product mix, partially offset by menu price increases.

Cost of Sales. Cost of sales increased by $8.3 million, or 9.1%, to $99.1 million during the thirteen weeks ended June 30, 2026, from $90.8 million during the comparable thirteen-week period of 2025. As a percentage of revenues, cost of sales increased to 25.5% for the current thirteen-week period from 24.8% for the prior year comparable period. The increase was primarily due to approximately 5% inflation in our commodity basket costs led by beef inflation, partially offset by menu price increases and the effectiveness of improved operations.

Cost of sales increased by $11.4 million, or 6.4%, to $189.0 million during the twenty-six weeks ended June 30, 2026, from $177.6 million during the comparable twenty-six-week period of 2025. As a percentage of revenues, cost of sales increased to 25.3% for the current twenty-six-week period from 24.9% for the prior year comparable period. The increase was primarily due to approximately 3% inflation in our commodity basket led by beef inflation, partially offset by menu price increases and the effectiveness of improved operations.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $5.0 million, or 3.8%, to $134.3 million during the thirteen weeks ended June 30, 2026, from $129.4 million during the comparable thirteen-week period of 2025. As percentage of revenues, labor and benefit costs decreased to 34.5% for the current thirteen-week period from 35.4% for the prior year comparable period. The change was primarily driven by a 1.6% reduction due to leveraging our fixed costs over a higher revenue base, partially offset by a 0.7% increase due to wage inflation.

Labor and benefit costs for our restaurants increased by $9.2 million, or 3.6%, to $264.2 million during the twenty-six weeks ended June 30, 2026, from $255.0 million during the comparable twenty-six-week period of 2025. As a percentage of revenues, labor and benefit costs decreased to 35.4% for the current twenty-six-week period from 35.7% for the prior year comparable period. The change was primarily driven by a 1.3% reduction due to leveraging our fixed costs over a higher revenue base, partially offset by a 0.6% increase due to wage inflation, 0.2% increase in taxes and benefit costs, and 0.1% increase in workers' compensation costs.

Occupancy and Operating. Occupancy and operating expenses increased by $5.3 million, or 6.4%, to $88.6 million during the thirteen weeks ended June 30, 2026, from $83.3 million during the comparable thirteen-week period of 2025. As a percentage of revenues, occupancy and operating expenses are unchanged at 22.8% for the current thirteen-week period and the prior year comparable period. This resulted from a 0.2% increased investment in marketing, offset by a decrease of 0.2% in rent and related costs due to our ability to leverage our fixed costs over a higher revenue base.

Occupancy and operating expenses increased by $6.6 million, or 4.0%, to $169.8 million during the twenty-six weeks ended June 30, 2026, from $163.2 million during the comparable twenty-six-week period of 2025. As a percentage of revenues, occupancy and operating expenses decreased to 22.7% for the current twenty-six-week period from 22.9% for the prior year comparable period. This was primarily driven by a decrease of 0.2% in rent and related costs due to our ability to leverage the fixed nature of these costs over a higher revenue base.

General and Administrative. General and administrative expenses increased by $4.6 million, or 21.1%, to $26.3 million during the thirteen weeks ended June 30, 2026, from $21.8 million during the comparable thirteen-week period of 2025. The change was led by $1.4 million of legal and leadership transition expenses, $1.2 million related to higher stock-based compensation led by forfeitures in 2025 that reduced the expense, and $1.0 million related to our non-cash deferred compensation liability. As a percentage of revenues, general and administrative expenses increased to 6.8% for the current thirteen-week period from 5.9% for the prior year comparable period. This increase was primarily due to the increase in the aforementioned expenses.

General and administrative expenses increased by $4.8 million, or 11.0%, to $48.3 million during the twenty-six weeks ended June 30, 2026, from $43.5 million during the comparable twenty-six-week period of 2025. The change was led by $1.4 million of legal and leadership transition expenses, $1.3 million related to stock-based compensation led by forfeitures in fiscal 2025 that reduced the expense, $0.6 million related to our non-cash deferred compensation liability, and $1.2 million in subscription costs as we focus on laying the foundation for our technology infrastructures. As a percentage of revenues, general and administrative expenses increased to 6.5% for the current twenty-six-week period from 6.1% for the prior year comparable period. This increase was primarily due to the increase in the aforementioned expenses.

Depreciation and Amortization. Depreciation and amortization increased by $2.2 million, or 11.8%, to $21.0 million during the thirteen weeks ended June 30, 2026, compared to $18.7 million during the comparable thirteen-week period of 2025. This increase is primarily due to increased capital expenditures related to our restaurant maintenance and remodel programs. As a percentage of revenues, depreciation and amortization increased to 5.4% for the current thirteen-week period from 5.1% for the prior year comparable period.

Depreciation and amortization increased by $6.8 million, or 18.2%, to $43.8 million during the twenty-six weeks ended June 30, 2026, compared to $37.0 million during the comparable twenty-six-week period of 2025. The increase included a $2.7 million catch-up adjustment to depreciation expense recorded in the first quarter of 2026. As a percentage of revenues, depreciation and amortization increased to 5.9% for the current twenty-six-week period from 5.2% for the prior year comparable period.

Restaurant Opening. Restaurant opening expenses decreased by $0.1 million to $0.1 million during the thirteen weeks ended June 30, 2026, compared to $0.2 million during the comparable thirteen-week period of 2025.

Restaurant opening expenses decreased by $0.6 million to $0.1 million during the twenty-six weeks ended June 30, 2026, compared to $0.7 million during the comparable twenty-six-week period of 2025.

For both periods, this decrease in restaurant openings was primarily due to the timing of openings.

Loss on Disposal and Impairment of Assets, Net. Loss on disposal and impairment of assets, net, was $1.0 million during the thirteen weeks ended June 30, 2026, compared to $0.2 million during the comparable thirteen-week period of 2025.

Loss on disposal and impairment of assets, net, was $2.8 million during the twenty-six weeks ended June 30, 2026, compared to $0.4 million during the comparable twenty-six-week period of 2025.

For both periods, these costs primarily related to disposals of assets in conjunction with initiatives to keep our restaurants up to date and costs incurred for previously closed locations.

Interest Expense, Net. Interest expense, net, was $0.8 million during the thirteen weeks ended June 30, 2026, compared to $1.3 million during the comparable thirteen-week period of 2025.

Interest expense, net, was $1.9 million during the twenty-six weeks ended June 30, 2026, compared to $2.5 million during the comparable twenty-six-week period of 2025.

For both periods, this decrease in interest expense, net, was primarily due to a lower outstanding debt balance.

Other Income, Net. Other income, net, was $1.4 million during the thirteen weeks ended June 30, 2026, compared to $3.8 million during the comparable thirteen-week period of 2025.

Other income, net, was $0.9 million during the twenty-six weeks ended June 30, 2026, compared to $3.7 million during the comparable twenty-six-week period of 2025.

For both periods, this decrease in other income, net, was primarily related to a payroll tax credit in the prior year, offset by increases in the cash surrender value of certain life insurance policies.

Income Tax Expense. Our effective income tax expense rate for the thirteen weeks ended June 30, 2026, was 1.3% compared to 6.3% for the comparable thirteen-week period of 2025.

Our effective income tax expense rate for the twenty-six weeks ended June 30, 2026, was 1.0% compared to 4.4% for the comparable twenty-six-week period of 2025.

The effective tax rate expense for the thirteen and twenty-six weeks ended June 30, 2026 and July 1, 2025, was different than the statutory rate primarily due to FICA tax tip credits.

LIQUIDITY AND MATERIAL CASH REQUIREMENTS

The following table provides, for the periods indicated, a summary of our key liquidity measurements (dollars in thousands):

	June 30, 2026	December 30, 2025
Cash and cash equivalents	$14,427	$23,781
Net working capital	$(132,426)	$(112,850)
Current ratio	0.3:1.0	0.4:1.0

Our capital requirements are driven by our fundamental financial objective to drive shareholder return through a balanced approach of new restaurant expansion plans, enhancements and initiatives focused on existing restaurants and return of capital to our shareholders through our share repurchase program.

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

CASH FLOWS

The following tables set forth, for the periods indicated, our cash flows from operating, investing, and financing activities (in thousands):

	For the Twenty-Six Weeks Ended
	June 30, 2026	July 1, 2025
Net cash provided by operating activities	$74,037	$66,900
Net cash used in investing activities	(40,432)	(37,019)
Net cash used in financing activities	(42,959)	(30,013)
Net decrease in cash and cash equivalents	$(9,354)	$(132)

Operating Cash Flows

Net cash provided by operating activities was $74.0 million during the twenty-six weeks ended June 30, 2026, representing a $7.1 million increase from the $66.9 million provided during the twenty-six weeks ended July 1, 2025. The increase over prior year is led by increased profitability after non-cash items.

Investing Cash Flows

Net cash used in investing activities was $40.4 million during the twenty-six weeks ended June 30, 2026, representing a $3.4 million increase from the $37.0 million used during the twenty-six weeks ended July 1, 2025. The increase versus prior year is primarily due to restaurant maintenance and remodels.

The following table provides, for the periods indicated, the components of capital expenditures (in thousands):

	For the Twenty-Six Weeks Ended
	June 30, 2026	July 1, 2025
New restaurants	$3,978	$4,506
Restaurant maintenance and remodels	34,022	32,076
Restaurant and corporate systems	1,108	474
Total capital expenditures	$39,108	$37,056

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

Financing Cash Flows

Net cash used in financing activities was $43.0 million during the twenty-six weeks ended June 30, 2026, representing a $12.9 million increase from the $30.0 million used in financing activities during the twenty-six weeks ended July 1, 2025. The increase in cash used is primarily due to higher repayments of borrowings, offset by lower share repurchases.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of June 30, 2026, we are not involved in any off-balance sheet arrangements.

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

A summary of our other critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 30, 2025. During the twenty-six weeks ended June 30, 2026, there were no significant changes in our critical accounting policies.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains “forward-looking” statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

Interest Rate Risk

We have a $215 million Credit Facility, of which $44.0 million is outstanding as of June 30, 2026, and carries interest at a floating rate. We utilize the Credit Facility principally for letters of credit that are required to support our self-insurance programs, to fund a portion of our announced share repurchase program, and for working capital and construction requirements, as needed. We are exposed to interest rate risk through fluctuations in interest rates on our obligations under the Credit Facility. Based on our current outstanding balance, a hypothetical 1% change in the interest rates under our Credit Facility would have an approximate $0.3 million annual impact on our net income.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of June 30, 2026, we have cumulatively repurchased shares valued at approximately $589.5 million in accordance with our approved share repurchase plan since its inception in 2014. During the twenty-six weeks ended June 30, 2026, we repurchased and retired approximately 0.2 million shares of our common stock at an average price of $35.62 per share for approximately $7.7 million, which is recorded as a reduction in common stock, with any excess charged to retained earnings. At June 30, 2026, we have $85.5 million available under our authorized $675 million share repurchase program. Repurchases may be made at any time.

The following table sets forth information with respect to the repurchase of common shares during the twenty-six weeks ended June 30, 2026:

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
12/31/25 - 01/27/26	—	$—	—	$—	$93,156,007
01/28/26 - 02/24/26	—	$—	—	$—	$93,156,007
02/25/26 - 03/31/26	151,446	$35.01	5,302,290	$—	$87,853,717
04/01/26 - 04/28/26	53,024	$36.83	1,952,962	$—	$85,900,755
04/29/26 - 05/26/26	11,003	$38.10	419,180	$—	$85,481,575
05/27/26 - 06/30/26	—	$—	—	$—	$85,481,575
Total	215,473		7,674,432
(1)
Period information is presented in accordance with our fiscal months during fiscal 2026.

Item 6. EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K for fiscal 2017.

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 of the Form 8-K filed on August 14, 2020.

3.3	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.3 of the Annual Report on Form 10-K for fiscal 2004.

3.4	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.4 of the Annual Report on Form 10-K for fiscal 2010.

4.1

Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form SB‑2A filed with the Securities and Exchange Commission on August 22, 1996 (File No. 3335182‑LA).

10.1	Summary of changes to compensation of non-employee directors, incorporated by reference to description contained in Item 5.02 of the Form 8-K filed on June 23, 2026.

31	Section 302 Certification of Chief Executive Officer and Principal Financial Officer.

32	Section 906 Certification of Chief Executive Officer and Principal Financial Officer.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.
(Registrant)

July 30, 2026	By:	/s/ LYLE D. TICK
Lyle D. Tick
Chief Executive Officer, President and Director (Principal Executive Officer)

By:	/s/ J. TODD WILSON
J. Todd Wilson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ ASHLEY A. VAN
Ashley A. Van
Senior Vice President, Accounting (Principal Accounting Officer)