Form 10-Q
period 2026-09-29
BJs RESTAURANTS INC
filed 2026-11-06
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2026

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

As of November 3, 2026, there were 21,899,859 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 29, 2026	December 30, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,936	$23,781
Accounts and other receivables, net	16,894	18,391
Inventories, net	12,987	13,106
Prepaid expenses and other current assets	9,946	19,647
Total current assets	52,763	74,925

Land held for sale	663	—
Property and equipment, net	506,036	502,108
Operating lease assets	298,245	314,178
Goodwill	4,673	4,673
Intangible assets, net	2,608	129
Equity method investment	3,922	4,083
Deferred income taxes, net	70,722	67,300
Other assets, net	45,019	48,059
Total assets	$984,651	$1,015,455

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$44,116	$38,353
Accrued expenses	113,350	105,336
Current operating lease obligations	43,751	44,086
Total current liabilities	201,217	187,775

Long-term operating lease obligations	340,949	361,672
Long-term debt	16,000	85,000
Other liabilities	16,332	14,815
Total liabilities	574,498	649,262

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 125,000 shares authorized and 21,878 and 21,114 shares issued and outstanding as of September 29, 2026 and December 30, 2025, respectively	—	—
Capital surplus	62,648	75,020
Retained earnings	347,505	291,173
Total shareholders’ equity	410,153	366,193
Total liabilities and shareholders’ equity	$984,651	$1,015,455

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 29, 2026	September 30, 2025	September 29, 2026	September 30, 2025
Revenues	$358,625	$330,157	$1,105,631	$1,043,727
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	90,733	84,904	279,747	262,527
Labor and benefits	129,815	122,343	394,026	377,369
Occupancy and operating	85,207	81,589	254,980	244,800
General and administrative	23,680	22,432	71,983	65,934
Depreciation and amortization	21,089	19,311	64,857	56,324
Restaurant opening	130	—	232	663
Loss on disposal and impairment of assets, net	2,752	575	5,521	943
Total costs and expenses	353,406	331,154	1,071,346	1,008,560
Income (loss) from operations	5,219	(997)	34,285	35,167

Other income (expense):
Interest expense, net	(358)	(1,183)	(2,256)	(3,685)
Other (expense) income, net	(192)	1,181	750	4,881
Total other (expense) income	(550)	(2)	(1,506)	1,196
Income (loss) before income taxes	4,669	(999)	32,779	36,363

Income tax (benefit) expense	(648)	(1,464)	(354)	198
Net income	$5,317	$465	$33,133	$36,165

Net income per share:
Basic	$0.25	$0.02	$1.56	$1.62
Diluted	$0.24	$0.02	$1.49	$1.58

Weighted average number of shares outstanding:
Basic	21,646	21,893	21,282	22,265
Diluted	22,582	22,483	22,175	22,910

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

	For the Thirteen Weeks Ended
	Common Stock		Capital	Retained
	Shares	Amount	Surplus	Earnings	Total
Balance, July 1, 2025	22,181	$—	$73,193	$313,371	$386,564
Exercise of stock options	5	214	(75)	—	139
Issuance of restricted stock units	42	1,032	(1,123)	—	(91)
Repurchase, retirement and reclassification of common stock	(996)	(1,246)	—	(31,929)	(33,175)
Stock-based compensation	—	—	2,296	—	2,296
Net income	—	—	—	465	465
Balance, September 30, 2025	21,232	$—	$74,291	$281,907	$356,198

Balance, June 30, 2026	21,179	$—	$72,265	$325,133	$397,398
Exercise of stock options	150	8,765	(2,198)	—	6,567
Issuance of restricted stock units	27	1,298	(1,632)	—	(334)
Cashless warrant exercise	539	8,015	(8,015)	—	—
Repurchase, retirement and reclassification of common stock	(17)	(18,078)	—	17,055	(1,023)
Stock-based compensation	—	—	2,228	—	2,228
Net income	—	—	—	5,317	5,317
Balance, September 29, 2026	21,878	$—	$62,648	$347,505	$410,153

	For the Thirty-Nine Weeks Ended
	Common Stock		Capital	Retained
	Shares	Amount	Surplus	Earnings	Total
Balance, December 31, 2024	22,697	$—	$77,576	$292,441	$370,017
Exercise of stock options	190	9,700	(2,861)	—	6,839
Issuance of restricted stock units	183	6,006	(6,746)	—	(740)
Repurchase, retirement and reclassification of common stock	(1,838)	(15,706)	—	(46,699)	(62,405)
Stock-based compensation	—	—	6,322	—	6,322
Net income	—	—	—	36,165	36,165
Balance, September 30, 2025	21,232	$—	$74,291	$281,907	$356,198

Balance, December 30, 2025	21,114	$—	$75,020	$291,173	$366,193
Exercise of stock options	319	18,127	(5,370)	—	12,757
Issuance of restricted stock units	138	5,756	(6,563)	—	(807)
Cashless warrant exercise	539	8,015	(8,015)	—	—
Repurchase, retirement and reclassification of common stock	(232)	(31,898)	—	23,199	(8,699)
Stock-based compensation	—	—	7,576	—	7,576
Net income	—	—	—	33,133	33,133
Balance, September 29, 2026	21,878	$—	$62,648	$347,505	$410,153

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Thirty-Nine Weeks Ended
	September 29, 2026	September 30, 2025
Cash flows from operating activities:
Net income	$33,133	$36,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (1)	65,420	56,324
Non-cash lease expense	26,980	25,758
Amortization of financing costs	174	167
Deferred income taxes, net	(3,422)	(2,893)
Stock-based compensation expense	7,318	6,090
Loss on disposal and impairment of assets, net	5,521	943
Equity method investment	161	73
Changes in assets and liabilities:
Accounts and other receivables, net	1,497	4,293
Inventories, net	119	752
Prepaid expenses and other current assets	1,817	2,126
Other assets, net	(886)	(3,432)
Accounts payable	1,423	(5,107)
Accrued expenses	7,784	(148)
Operating lease assets and liabilities	(32,774)	(29,847)
Other liabilities	1,517	696
Net cash provided by operating activities	115,782	91,960

Cash flows from investing activities:
Purchases of property and equipment	(58,687)	(58,513)
Proceeds from disposal of assets	59	39
Internally developed software	(2,250)	—
Net cash used in investing activities	(60,878)	(58,474)

Cash flows from financing activities:
Borrowings on credit facility	659,000	803,187
Payments on credit facility	(728,000)	(780,187)
Payments of debt issuance costs	—	(845)
Taxes paid on vested stock units under employee plans	(807)	(740)
Proceeds from exercise of stock options	12,757	6,839
Repurchase of common stock	(8,699)	(62,405)
Net cash used in financing activities	(65,749)	(34,151)

Net decrease in cash and cash equivalents	(10,845)	(665)
Cash and cash equivalents, beginning of period	23,781	26,096
Cash and cash equivalents, end of period	$12,936	$25,431

See accompanying notes to unaudited consolidated financial statements.

(1)
The thirty-nine weeks ended September 29, 2026 includes $0.6 million of depreciation expense related to brewery operations, which is recorded as Cost of sales on our Consolidated Statements of Income.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Thirty-Nine Weeks Ended
	September 29, 2026	September 30, 2025
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4,120	$4,925
Cash paid for interest, net of capitalized interest	$1,745	$2,895
Cash paid for operating lease obligations	$50,159	$48,753
Supplemental disclosure of non-cash investing and financing activities:
Operating lease assets obtained in exchange for operating lease obligations	$13,732	$7,086
Property and equipment acquired and included in accounts payable	$5,488	$3,727
Stock-based compensation capitalized	$258	$232

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates. Our operating results for the thirty-nine weeks ended September 29, 2026 may not be indicative of operating results for the entire year.

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

Intangible Assets

We capitalize qualifying costs incurred in the development of software for internal use. Costs incurred during the preliminary project stage are expensed as incurred, while qualifying costs incurred during the application development stage are capitalized. Capitalized costs are included in intangible assets, net and amortized on a straight-line basis over the estimated useful life of the software once the software is placed into service. During the thirty-nine weeks ended September 29, 2026 and September 30, 2025, we amortized $0.2 million and less than $0.1 million, respectively, related to these costs. Training, maintenance, and other post-implementation costs are expensed as incurred.

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

The liability related to our gift card and loyalty program, included in “Accrued expenses” on our Consolidated Balance Sheets is as follows (in thousands):

	September 29, 2026	December 30, 2025
Gift card liability	$10,987	$16,060
Deferred loyalty revenue	$2,045	$3,023

Revenue recognized for the redemption of gift cards and loyalty rewards deferred at the beginning of each respective fiscal year is as follows (in thousands):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 29, 2026	September 30, 2025	September 29, 2026	September 30, 2025
Revenue recognized from gift card liability	$1,318	$1,458	$9,061	$9,370
Revenue recognized from guest loyalty program	$142	$1,088	$2,932	$8,153

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

Lease costs included within our Consolidated Statements of Income consisted of the following (in thousands):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 29, 2026	September 30, 2025	September 29, 2026	September 30, 2025
Operating	$14,918	$14,994	$44,268	$44,491
Variable	888	762	3,238	2,801
Short-term	320	300	945	987
Total lease costs	$16,126	$16,056	$48,451	$48,279

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

Our Credit Facility matures on May 30, 2030, and provides us with revolving loan commitments totaling $215 million, which may be increased up to $315 million, of which $50 million may be used for the issuance of letters of credit. Availability under the Credit Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. On September 29, 2026, there were borrowings of $16.0 million and letters of credit of $15.6 million outstanding, leaving $183.4 million available to borrow.

Borrowings under the Line of Credit bear interest at an annual rate equal to either (a) the Secured Overnight Financing Rate (“Term SOFR”), adjusted by 10 basis points regardless of the duration of the Term SOFR, plus a percentage not to exceed 2.00%, or (b) the Base Rate plus a percentage not to exceed 1.00%. As with swingline loans: (i) the percentage adjustment depends on the level of lease and debt obligations of the Company as compared to EBITDA and lease expenses; and (ii) there is a floor of 0.00% on Term SOFR plus the 10 basis point adjustment. The weighted average interest rate during the thirty-nine weeks ended September 29, 2026 and September 30, 2025 was approximately 5.0% and 5.9%, respectively.

The Credit Agreement contains certain representations and warranties, affirmative and negative covenants and events of default that are customary for credit arrangements of this type, including covenants which restrict or limit the Company’s ability to, among other things, create liens, borrow money (other than purchase money indebtedness and trade credit, lease obligations incurred in the ordinary course, and similar ordinary course liabilities), make dividends, and engage in mergers, consolidations, significant asset sales, stock repurchases and certain other transactions. On September 29, 2026, we were in compliance with these covenants.

Pursuant to the Credit Agreement, the Company will be required to pay certain customary fees and expenses associated with maintenance and use of the Line of Credit including letter of credit issuance fees and unused commitment fees. Interest expense and commitment fees under the Credit Facility were approximately $2.3 million and $3.7 million, for the thirty-nine weeks ended September 29, 2026 and September 30, 2025, respectively. We also capitalized approximately $0.4 million and $0.1 million of interest expense related to new restaurant construction and remodels during the thirty-nine weeks ended September 29, 2026 and September 30, 2025, respectively.

Additionally, during the thirty-nine weeks ended September 30, 2025, we capitalized approximately $0.8 million of fees related to the Fifth Amended and Restated Credit Agreement, which are being amortized over the remaining term of the Credit Facility. These fees are presented as an asset and recorded in “Other assets, net” on our Consolidated Balance Sheets. For each of the thirty-nine weeks ended September 29, 2026 and September 30, 2025, we amortized $0.2 million and $0.2 million of these fees, respectively, which is included as a component of “Interest expense, net” on our Consolidated Statements of Income. At September 29, 2026 and December 30, 2025, unamortized fees were $0.9 million and $1.0 million, respectively.

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

There were no transfers among levels within the fair value hierarchy during the thirty-nine weeks ended September 29, 2026. The following table presents the fair values for our financial assets and liabilities measured on a recurring basis (in thousands):

	Fair Value Measurements
	Level	September 29, 2026	December 30, 2025
Deferred compensation plan - assets	1	$14,916	$13,508
Deferred compensation plan - liabilities	1	$15,565	$14,042

The Company’s financial statements include cash and cash equivalents, accounts and other receivables, accounts payable, and accrued expenses for which the carrying amounts approximate fair value due to their short-term maturity. At September 29, 2026 and December 30, 2025, the fair value of our Credit Facility approximated its carrying value since it is a variable rate credit facility (Level 2).

Non-financial instruments measured at fair value, on a nonrecurring basis, include certain property and equipment and operating lease assets for which an impairment loss was recognized and recorded within our consolidated financial statements. The following table presents the carrying value after impairment loss and the related impairment loss (in thousands):

		Impairment Loss
		For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	Level	September 29, 2026	September 30, 2025	September 29, 2026	September 30, 2025
Long-lived assets held for use	3	$949	$-	$949	$-
Operating lease right of use assets	3	$669	$-	$669	$-

		Carrying Value
	Level	September 29, 2026	December 30, 2025
Long-lived assets held for use	3	$-	$-
Operating lease right of use assets	3	$654	$-

The fair value of these assets represents a Level 3 fair value measurement. Unobservable inputs include the discount rate, and projected restaurant revenues and expenses. For the operating lease assets’ fair value estimate as of September 29, 2026 and December 30, 2025, the Company estimated the sublease income through lease expiration and discounted such cash flows using a property specific discount rate of approximately 7%.

6. NET INCOME PER SHARE

Basic and diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. The number of diluted shares reflects the potential dilution that could occur if holders of in-the-money options were to exercise their right to convert these instruments into common stock and unvested restricted stock units (“RSUs”) were to vest. Additionally, performance-based RSUs are considered contingent shares; therefore, at each reporting date we determine the probable number of shares that will vest and include these contingently issuable shares in our diluted share calculation unless they are anti-dilutive. Once these performance-based RSUs vest, they are included in our basic net income per share calculation.

The following table presents a reconciliation of basic and diluted net income per share, including the number of dilutive equity awards included in the dilutive net income per share computation (in thousands):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 29, 2026	September 30, 2025	September 29, 2026	September 30, 2025
Numerator:
Net income	$5,317	$465	$33,133	$36,165
Denominator:
Weighted-average shares outstanding – basic	21,646	21,893	21,282	22,265
Dilutive effect of equity awards	936	590	893	645
Weighted-average shares outstanding – diluted	22,582	22,483	22,175	22,910

Net income per share:
Basic	$0.25	$0.02	$1.56	$1.62
Diluted	$0.24	$0.02	$1.49	$1.58

For each of the thirteen weeks ended September 29, 2026 and September 30, 2025, there was less than 0.1 million and approximately 0.7 million, respectively, of common stock equivalents excluded from the calculation of diluted net income per share because they were anti-dilutive. For each of the thirty-nine weeks ended September 29, 2026 and September 30, 2025, there were approximately 0.1 million and 0.6 million, respectively, of common stock equivalents excluded from the calculation of diluted net income per share because they were anti-dilutive.

7. STOCK-BASED COMPENSATION

Our current shareholder approved stock-based compensation plan is the BJ’s Restaurants, Inc. 2024 Equity Incentive Plan (as it may be amended from time to time, “the Plan”). Under the Plan, we may issue shares of our common stock to team members, officers, directors and consultants. We grant non-qualified stock options, and service- and performance-based RSUs, including performance-based RSUs with market-based metrics. Additionally, we issue service-based RSUs in connection with the BJ’s Gold Standard Stock Ownership Program (the “GSSOP”), a long-term equity incentive program under the Plan for our restaurant general managers, executive kitchen managers, directors of operations and directors of kitchen operations. All GSSOP participants are required to remain in good standing during their vesting period.

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

The following table presents the stock-based compensation recognized within our consolidated financial statements (in thousands):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 29, 2026	September 30, 2025	September 29, 2026	September 30, 2025
Labor and benefits	$524	$625	$1,701	$1,890
General and administrative	1,720	1,608	5,617	4,200
Capitalized (1)	(16)	63	258	232
Total stock-based compensation	$2,228	$2,296	$7,576	$6,322

(1)
Capitalized stock-based compensation relates to our restaurant development personnel and is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The fair value of each stock option was estimated on the grant date using the Black‑Scholes option-pricing model with the following assumptions:

	For the Thirty-Nine Weeks Ended
	September 29, 2026	September 30, 2025
Volatility	46.5%	56.6%
Risk-free interest rate	4.2%	4.2%
Expected life (years)	5	5
Expected dividend yield	—%	—%
Fair value of options granted	$25.04	$19.78

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

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at December 30, 2025	717	$39.39	538	$40.64
Granted	35	54.56
Exercised	(319)	40.26
Forfeited	(32)	42.36
Outstanding at September 29, 2026	401	$39.86	281	$39.50

As of September 29, 2026, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $1.6 million, which is expected to be recognized over a weighted average remaining recognition period of 2.0 years.

Restricted Stock Units

Service-Based Restricted Stock Units

The following table presents service-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 30, 2025	705	$32.62
Granted	194	47.96
Released	(124)	37.97
Forfeited	(76)	34.84
Outstanding at September 29, 2026	699	$35.65

As of September 29, 2026, total unrecognized stock-based compensation expense related to non-vested service-based RSUs was approximately $11.9 million, which is expected to be recognized over a weighted average remaining recognition period of 2.7 years.

Performance-Based Restricted Stock Units

The following table presents performance-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 30, 2025	118	$36.63
Granted	100	51.99
Released	(14)	34.28
Forfeited	(29)	43.10
Outstanding at September 29, 2026	175	$44.88

The fair value of performance-based RSUs, which include a market-based metric, was estimated on the grant date using the Monte Carlo simulation model with the following assumptions:

	For the Thirty-Nine Weeks Ended
	September 29, 2026	September 30, 2025
Volatility	42.6%	48.0%
Risk-free interest rate	3.6%	4.2%
Expected life (years)	3	3
Expected dividend yield	—%	—%
Fair value of market-based awards granted	$51.99	$37.98

As of September 29, 2026, the total unrecognized stock-based compensation expense related to non-vested performance-based RSUs was approximately $3.9 million, which is expected to be recognized over a weighted average remaining recognition period of 2.0 years.

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

Our effective income tax rate for the thirty-nine weeks ended September 29, 2026 was a benefit rate of 1.1% compared to an expense rate of 0.5% for the comparable thirty-nine weeks ended September 30, 2025. The effective tax rate for the thirty-nine weeks ended September 29, 2026 and September 30, 2025 differed from the statutory tax rate primarily as a result of significant Federal Insurance Contributions Act (“FICA”) tax tip credits.

As of September 29, 2026, we had unrecognized tax benefits of approximately $0.9 million, which, if reversed, would impact our effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is the following (in thousands):

	For the Thirty-Nine Weeks Ended
	September 29, 2026	September 30, 2025
Beginning gross unrecognized tax benefits	$794	$874
Decrease for tax positions taken in prior years	—	(46)
Increases for tax positions taken in the current year	66	66
Ending gross unrecognized tax benefits	$860	$894

Our uncertain tax positions are related to tax years that remain subject to examination by tax agencies. As of September 29, 2026, the earliest tax year still subject to examination by the Internal Revenue Service is 2022. The earliest year still subject to examination by a significant state or local taxing authority is 2021.

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

10. SHAREHOLDERS’ EQUITY

Warrant

On August 3, 2026, BJ’s Act III, LLC sold, to a third party, their warrant for 876,949 shares of common stock, with an exercise price of $26.94. The holder of the warrant subsequently exercised the warrant, on a cashless (net share settlement) basis. We issued 539,275 net shares upon exercise and received no cash proceeds.

Stock Repurchases

During the thirty-nine weeks ended September 29, 2026, we repurchased and retired approximately 0.2 million shares of our common stock at an average price of $37.44 per share for approximately $8.7 million, which is recorded as a reduction in common stock, with any excess charged to retained earnings. As of September 29, 2026, we had $84.5 million available under our authorized $675 million share repurchase program. Repurchases may be made at any time.

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

Reported segment revenue and expenses are presented below (in thousands):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 29, 2026	September 30, 2025	September 29, 2026	September 30, 2025
Revenues	$358,625	$330,157	$1,105,631	$1,043,727
Less:
Cost of sales	90,733	84,904	279,747	262,527
Labor and benefits	129,815	122,343	394,026	377,369
Occupancy and operating	85,207	81,589	254,980	244,800
Other segment items (1)	26,562	23,007	77,736	67,540
Depreciation and amortization	21,089	19,311	64,857	56,324
Income (loss) from operations	5,219	(997)	34,285	35,167

Reconciliation to net income:
Interest expense, net	(358)	(1,183)	(2,256)	(3,685)
Other (expense) income, net	(192)	1,181	750	4,881
Income tax benefit (expense)	648	1,464	354	(198)
Net income	$5,317	$465	$33,133	$36,165

(1) Other segment items consist of amounts related to general and administrative expenses, restaurant opening expenses, and loss on disposal of and impairment of assets, net.

13. SUBSEQUENT EVENTS

On October 6, 2026, we completed the sale of a parcel of land, adjacent to one of our restaurants, for approximately $2.6 million. The land had a carrying value of approximately $0.7 million as of September 29, 2026. The Company expects to recognize a gain of approximately $1.9 million, net of selling costs, in the fourth quarter of fiscal 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

Certain information included in this Form 10-Q and other filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers may contain “forward-looking” statements about our current and expected performance trends, growth plans, business goals and other matters. Words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should,” and similar expressions are intended to identify “forward-looking” statements. These statements, and any other statements that are not historical facts, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time. The cautionary statements made in this Form 10-Q should be read as being applicable to all related “forward-looking” statements wherever they appear in this Form 10-Q. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2025, as updated from time to time in our subsequent Quarterly Report on Form 10-Q, including Part II, Item 1A of this report, and in other reports filed with the SEC.

GENERAL

BJ’s Restaurants is a leading full-service restaurant brand differentiated by a high-quality, varied menu with compelling value, a dining experience that offers our customers (referred to as “guests”) best-in-class service, hospitality and enjoyment, in a high-energy, welcoming and approachable atmosphere. BJ’s is a national restaurant chain that, as of September 29, 2026, owns and operates 219 restaurants located in 31 states.

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

RESULTS OF OPERATIONS

The following table provides, for the periods indicated, our unaudited Consolidated Statements of Income expressed as percentages of total revenues. The results of operations for the thirteen and thirty-nine weeks ended September 29, 2026 and September 30, 2025, are not necessarily indicative of the results to be expected for the full fiscal year. Percentages below may not reconcile due to rounding.

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 29, 2026	September 30, 2025	September 29, 2026	September 30, 2025
Revenues	100.0%	100.0%	100.0%	100.0%
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	25.3	25.7	25.3	25.2
Labor and benefits	36.2	37.1	35.6	36.2
Occupancy and operating	23.8	24.7	23.1	23.5
General and administrative	6.6	6.8	6.5	6.3
Depreciation and amortization	5.9	5.8	5.9	5.4
Restaurant opening	-	-	-	0.1
Loss on disposal and impairment of assets, net	0.8	0.2	0.5	0.1
Total costs and expenses	98.5	100.3	96.9	96.6
Income (loss) from operations	1.5	(0.3)	3.1	3.4

Other income (expense):
Interest expense, net	(0.1)	(0.4)	(0.2)	(0.4)
Other (expense) income, net	(0.1)	0.4	0.1	0.5
Total other (expense) income	(0.2)	-	(0.1)	0.1
Income (loss) before income taxes	1.3	(0.3)	3.0	3.5

Income tax (benefit) expense	(0.2)	(0.4)	-	-
Net income	1.5%	0.1%	3.0%	3.5%

Thirteen and Thirty-Nine Weeks Ended September 29, 2026 Compared to Thirteen and Thirty-Nine Weeks Ended September 30, 2025

Revenues. Total revenues increased by $28.5 million, or 8.6%, to $358.6 million during the thirteen weeks ended September 29, 2026, from $330.2 million during the comparable thirteen-week period of 2025. The change in revenues primarily consisted of an increase of 8.1%, or $26.7 million, related to sales from restaurants in our comparable restaurant sales base, and increases in non-comparable restaurant sales of $1.7 million. The increase in comparable restaurant sales was due to an increase in guest traffic of approximately 8.3%, offset by a decrease in average check of approximately 0.2%, resulting from changes in product mix, partially offset by menu price increases.

Total revenues increased by $61.9 million, or 5.9%, to $1.1 billion during the thirty-nine weeks ended September 29, 2026, from $1.0 billion during the comparable thirty-nine-week period of 2025. The change in revenues primarily consisted of an increase of 5.6%, or

$58.1 million, related to sales from restaurants in our comparable restaurant sales base, and $3.7 million related to non-comparable restaurant sales. The increase in comparable restaurant sales was due to an increase in guest traffic of approximately 6.3%, offset by a decrease in average check of approximately 0.7%, resulting from changes in product mix, partially offset by menu price increases.

Cost of Sales. Cost of sales increased by $5.8 million, or 6.9%, to $90.7 million during the thirteen weeks ended September 29, 2026, from $84.9 million during the comparable thirteen-week period of 2025. As a percentage of revenues, cost of sales decreased to 25.3% for the current thirteen-week period from 25.7% for the prior year comparable period. This decrease, as a percentage of revenues, was primarily led by a 0.8% reduction due to menu price increases and a 0.1% reduction resulting from our menu renovation work, partially offset by a 0.5% increase due to inflation in our commodity basket.

Cost of sales increased by $17.2 million, or 6.6%, to $279.7 million during the thirty-nine weeks ended September 29, 2026, from $262.5 million during the comparable thirty-nine-week period of 2025. As a percentage of revenues, cost of sales increased to 25.3% for the current thirty-nine-week period from 25.2% for the prior year comparable period. This increase as a percentage of revenues was primarily due to a 0.7% increase from inflation in our commodity basket, coupled with a 0.3% change in mix, partially offset by a 0.8% reduction from menu price increases, and a 0.1% decrease due to operational efficiencies and benefits from our menu renovation work.

Labor and Benefits. Labor and benefit costs increased by $7.5 million, or 6.1%, to $129.8 million during the thirteen weeks ended September 29, 2026, from $122.3 million during the comparable thirteen-week period of 2025. As a percentage of revenues, labor and benefits decreased to 36.2% for the current thirteen-week period from 37.1% for the prior year comparable period. This decrease, as a percentage of revenues, was led by a 1.7% reduction from leveraging our fixed costs over a higher revenue base, partially offset by a 0.6% increase due to wage inflation, a 0.1% increase in workers' compensation expense, and a 0.1% increase in incentive compensation resulting from improved financial performance.

Labor and benefit costs increased by $16.7 million, or 4.4%, to $394.0 million during the thirty-nine weeks ended September 29, 2026, from $377.4 million during the comparable thirty-nine-week period of 2025. As a percentage of revenues, labor and benefits decreased to 35.6% for the current thirty-nine-week period from 36.2% for the prior year comparable period. This decrease, as a percentage of revenues, was led by a 1.3% reduction from leveraging our fixed costs over a higher revenue base, partially offset by a 0.6% increase due to wage inflation and a 0.1% increase in workers' compensation expense.

Occupancy and Operating. Occupancy and Operating expenses increased by $3.6 million, or 4.4%, to $85.2 million during the thirteen weeks ended September 29, 2026, from $81.6 million during the comparable thirteen-week period of 2025. As a percentage of revenues, occupancy and operating decreased to 23.8% for the current thirteen-week period from 24.7% for the prior year comparable period. This decrease, as a percentage of revenues, was primarily due to a 1.0% reduction resulting from our ability to leverage our fixed costs over a higher revenue base, partially offset by a 0.1% increase in marketing.

Occupancy and Operating expenses increased by $10.2 million, or 4.2%, to $255.0 million during the thirty-nine weeks ended September 29, 2026, from $244.8 million during the comparable thirty-nine-week period of 2025. As a percentage of revenues, occupancy and operating decreased to 23.1% for the current thirty-nine-week period from 23.5% for the prior year comparable period. This decrease, as a percentage of revenues, was primarily due to a 0.7% reduction resulting from our ability to leverage our fixed costs over a higher revenue base, partially offset by a 0.2% increase due to utilities inflation and a 0.1% increase related to general liability insurance costs.

General and Administrative. General and administrative expenses increased by $1.2 million, or 5.6%, to $23.7 million during the thirteen weeks ended September 29, 2026, from $22.4 million during the comparable thirteen-week period of 2025. The increase was primarily driven by a $2.3 million increase in incentive compensation expense, reflecting an additional $1.7 million accrual due to a higher estimated level of financial performance and incentive compensation achievement for fiscal 2026, compared with a $0.6 million reduction in the estimated accrual in 2025. These costs were offset by a decrease of $1.2 million related to our non-cash deferred compensation liability. As a percentage of revenues, general and administrative expenses decreased to 6.6% for the current thirteen-week period from 6.8% for the prior year comparable period. This decrease was primarily due to leveraging the total expenses over a higher revenue base.

General and administrative expenses increased by $6.0 million, or 9.2%, to $72.0 million during the thirty-nine weeks ended September 29, 2026, from $65.9 million during the comparable thirty-nine-week period of 2025. This increase was primarily due to $1.5 million of legal and leadership transition expenses, $1.4 million related to stock-based compensation led by forfeitures in fiscal 2025 that reduced the expense, $1.3 million in incentive compensation due to increased financial performance, and $1.7 million in technology resource costs as we focus on laying the foundation for our technology infrastructures. As a percentage of revenues, general and administrative expenses increased to 6.5% for the current thirty-nine-week period from 6.3% for the prior year comparable period. This increase was primarily due to the increase in the aforementioned expenses.

Depreciation and Amortization. Depreciation and amortization increased by $1.8 million, or 9.2%, to $21.1 million during the thirteen weeks ended September 29, 2026, compared to $19.3 million during the comparable thirteen-week period of 2025. As a percentage of revenues, depreciation and amortization increased to 5.9% for the current thirteen-week period from 5.8% for the prior year comparable period. This increase is primarily due to increased capital expenditures related to our restaurant maintenance and remodel programs.

Depreciation and amortization increased by $8.5 million, or 15.1%, to $64.9 million during the thirty-nine weeks ended September 29, 2026, compared to $56.3 million during the comparable thirty-nine-week period of 2025. As a percentage of revenues, depreciation and amortization increased to 5.9% for the current thirty-nine-week period from 5.4% for the prior year comparable period. This increase is primarily due to increased capital expenditures related to our restaurant maintenance and remodel programs, in addition to a $2.7 million catch-up adjustment recorded in the first quarter of 2026.

Restaurant Opening. Restaurant opening expenses increased by $0.1 million to $0.1 million during the thirteen weeks ended September 29, 2026, compared to zero during the comparable thirteen-week period of 2025.

Restaurant opening expenses decreased by $0.4 million to $0.2 million during the thirty-nine weeks ended September 29, 2026, compared to $0.7 million during the comparable thirty-nine-week period of 2025.

For both periods, the change in restaurant openings was primarily due to the timing of openings.

Loss on Disposal and Impairment of Assets, Net. Loss on disposal and impairment of assets, net, was $2.8 million during the thirteen weeks ended September 29, 2026, compared to $0.6 million during the comparable thirteen-week period of 2025. These costs primarily related to the impairment and reduction in the carrying value of long-lived assets, including right of use assets, coupled with the disposals of assets in conjunction with initiatives to keep our restaurants up-to-date and costs incurred for previously closed locations.

Loss on disposal and impairment of assets, net, was $5.5 million during the thirty-nine weeks ended September 29, 2026, compared to $0.9 million during the comparable thirty-nine-week period of 2025. These costs primarily related to the impairment and reduction in the carrying value of long-lived assets, including right of use assets, coupled with the disposals of assets in conjunction with initiatives to keep our restaurants up-to-date and costs incurred for previously closed locations.

Interest Expense, Net. Interest expense, net, was $0.4 million during the thirteen weeks ended September 29, 2026, compared to $1.2 million during the comparable thirteen-week period of 2025.

Interest expense, net, was $2.3 million during the thirty-nine weeks ended September 29, 2026, compared to $3.7 million during the comparable thirty-nine-week period of 2025.

For both periods, the decrease in interest expense, net, was primarily due to a lower outstanding debt balance.

Other (Expense) Income, Net. Other expense, net, was $0.2 million during the thirteen weeks ended September 29, 2026, compared to other income, net, of $1.2 million during the comparable thirteen-week period of 2025.

Other income, net, was $0.8 million during the thirty-nine weeks ended September 29, 2026, compared to $4.9 million during the comparable thirty-nine-week period of 2025.

For both periods, the decrease in other income, net, was primarily due to a payroll tax credit in the prior year, coupled with decreases in the cash surrender value of certain life insurance policies related to our deferred compensation program.

Income Tax (Benefit) Expense. Our effective income tax benefit rate for the thirteen weeks ended September 29, 2026, was 13.9% compared to 146.5% for the comparable thirteen-week period of 2025.

Our effective income tax benefit rate for the thirty-nine weeks ended September 29, 2026, was 1.1% compared to an effective income tax expense rate of 0.5% for the comparable thirty-nine-week period of 2025.

For both periods, the effective tax rate was different than the statutory rate primarily due to FICA tax tip credits.

LIQUIDITY AND MATERIAL CASH REQUIREMENTS

The following table provides, for the periods indicated, a summary of our key liquidity measurements (dollars in thousands):

	September 29, 2026	December 30, 2025
Cash and cash equivalents	$12,936	$23,781
Net working capital	$(148,454)	$(112,850)
Current ratio	0.3:1.0	0.4:1.0

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

Similar to many restaurant chains, we typically utilize operating lease arrangements (principally ground leases) for our restaurant locations. We believe our operating lease arrangements provide appropriate leverage for our capital structure in a financially efficient manner. However, we are not limited to the use of lease arrangements as our only method of opening new restaurants and from time to time have purchased the underlying land for new restaurants. We typically lease our restaurant locations for periods of 10 to 20 years under operating lease arrangements. Our rent structures vary from lease to lease but generally provide for the payment of both minimum and contingent (percentage) rent based on sales, as well as other expenses related to the leases (for example, our pro-rata share of common area maintenance, property tax and insurance expenses). Many of our lease arrangements include the opportunity to secure tenant improvement allowances to partially offset the cost of developing and opening the related restaurants. Generally, landlords recover the cost of such allowances from increased minimum rents. There can be no assurance that such allowances will be available to us on each project. From time to time, we may also decide to purchase the underlying land for a new restaurant if that is the only way to secure a highly desirable site. Currently, we own the underlying land for our Texas brewpub locations. We also own parcels of land adjacent to two of our restaurants, one of which was sold in the fourth quarter of fiscal 2026. See Note 13 of Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this report for additional details. It is not our current strategy to own a large number of land parcels that underlie our restaurants. Therefore, in many cases we have subsequently entered into sale-leaseback arrangements for land parcels that we previously purchased. We disburse cash for certain site-related work, buildings, leasehold improvements, furnishings, fixtures and equipment to build our leased and owned premises. We own substantially all of the equipment, furniture and trade fixtures in our restaurants and currently plan to do so in the future.

CASH FLOWS

The following tables set forth, for the periods indicated, our cash flows from operating, investing, and financing activities (in thousands):

	For the Thirty-Nine Weeks Ended
	September 29, 2026	September 30, 2025
Net cash provided by operating activities	$115,782	$91,960
Net cash used in investing activities	(60,878)	(58,474)
Net cash used in financing activities	(65,749)	(34,151)
Net decrease in cash and cash equivalents	$(10,845)	$(665)

Operating Cash Flows

Net cash provided by operating activities was $115.8 million during the thirty-nine weeks ended September 29, 2026, representing a $23.8 million increase from the $92.0 million provided during the thirty-nine weeks ended September 30, 2025. The increase versus prior year is primarily due to increased profitability after non-cash items and favorable working capital fluctuations led by the timing of accounts payable and accrued expenses.

Investing Cash Flows

Net cash used in investing activities was $60.9 million during the thirty-nine weeks ended September 29, 2026, representing a $2.4 million increase from the $58.5 million used during the thirty-nine weeks ended September 30, 2025. The increase versus prior year is primarily due to investments in internally developed software.

The following table provides, for the periods indicated, the components of purchases of property and equipment (in thousands):

	For the Thirty-Nine Weeks Ended
	September 29, 2026	September 30, 2025
New restaurants	$6,015	$7,872
Restaurant maintenance and remodels	51,147	49,517
Restaurant and corporate systems	1,525	1,124
Total purchases of property and equipment	$58,687	$58,513

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

Financing Cash Flows

Net cash used in financing activities was $65.7 million during the thirty-nine weeks ended September 29, 2026, representing a $31.6 million increase from the $34.2 million used in financing activities during the thirty-nine weeks ended September 30, 2025. The increase in net cash used is primarily due to repayment of debt in 2026 versus net borrowing in 2025, offset by lower share repurchases.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of September 29, 2026, we are not involved in any off-balance sheet arrangements.

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

A summary of our other critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 30, 2025. During the thirty-nine weeks ended September 29, 2026, there were no significant changes in our critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains “forward-looking” statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

Interest Rate Risk

We have a $215 million Credit Facility, of which $16.0 million is outstanding as of September 29, 2026, and carries interest at a floating rate. We utilize the Credit Facility principally for letters of credit that are required to support our self-insurance programs, to fund a portion of our announced share repurchase program, and for working capital and construction requirements, as needed. We are exposed to interest rate risk through fluctuations in interest rates on our obligations under the Credit Facility. Based on our current outstanding balance, a hypothetical 1% change in the interest rates under our Credit Facility would have an approximate $0.1 million annual impact on our net income.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of September 29, 2026, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of September 29, 2026, we have cumulatively repurchased shares valued at approximately $590.5 million in accordance with our approved share repurchase plan since its inception in 2014. During the thirty-nine weeks ended September 29, 2026, we repurchased and retired approximately 0.2 million shares of our common stock at an average price of $37.44 per share for approximately $8.7 million, which is recorded as a reduction in common stock, with any excess charged to retained earnings. At September 29, 2026, we have $84.5 million available under our authorized $675 million share repurchase program. Repurchases may be made at any time.

The following table sets forth information with respect to the repurchase of common shares during the thirty-nine weeks ended September 29, 2026:

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
12/31/25 - 01/27/26	—	$—	—	$—	$93,156,007
01/28/26 - 02/24/26	—	$—	—	$—	$93,156,007
02/25/26 - 03/31/26	151,446	$35.01	151,446	$—	$87,853,717
04/01/26 - 04/28/26	53,024	$36.83	53,024	$—	$85,900,755
04/29/26 - 05/26/26	11,003	$38.10	11,003	$—	$85,481,575
05/27/26 - 06/30/26	—	$—	—	$—	$85,481,575
07/01/26 - 07/28/26	—	$—	—	$—	$85,481,575
07/29/26 - 08/25/26	697	$64.12	697	$—	$85,436,886
08/26/26 - 09/29/26	16,169	$60.57	16,169	$—	$84,457,532
Total	232,339		232,339
(1)
Period information is presented in accordance with our fiscal months during fiscal 2026.
(1)
Our share repurchase program was publicly announced and has been increased from time to time, with an aggregate of $675 million authorized by our Board of Directors as of September 29, 2026. The original program was authorized as of June 2014 for $100 million and subsequently increased by $50 million in August 2014, $50 million in June 2015, $50 million in December 2015, $100 million in August 2016, $50 million in March 2017, $100 million in March 2019, $50 million in February 2024, $50 million in February 2025 and by $75 million in October 2025. The program has no expiration date and was not terminated during the period covered by this report. All shares reflected in the table were purchased under the publicly announced program.

ITEM 5. OTHER INFORMATION

During the thirteen weeks ended September 29, 2026, Christopher P. Pinsak, the Company’s Executive Vice President and Chief Operating Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act of 1934, as amended (the “Exchange Act”) (a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K). The trading plan, adopted on August 20, 2026, provides for the sale of up to 17,036 shares of the Company’s common stock during its term, which commences on November 19, 2026, and terminates on the earlier of December 31, 2027, or the date all shares authorized under the plan are sold.

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

BJ’S RESTAURANTS, INC.
(Registrant)

November 5, 2026	By:	/s/ LYLE D. TICK
Lyle D. Tick
Chief Executive Officer, President and Director (Principal Executive Officer)

By:	/s/ J. TODD WILSON
J. Todd Wilson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ ASHLEY A. VAN
Ashley A. Van
Senior Vice President, Accounting (Principal Accounting Officer)